Form 10-Q
period 1996-06-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1996-08-08
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19040

                     SOUTH FLORIDA BANK HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                 65-0221393
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)

2017 MCGREGOR BOULEVARD, FORT MYERS, FLORIDA           33901
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (941) 334-2020

                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                                ---       ---
As of July 31, 1996, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                                                            PAGE NO.
                                                                                                                            --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:
          a) Consolidated Statements of Financial
             Condition - June 30, 1996 (Unaudited)
             and December 31, 1995............................................................................................  3

          b) Unaudited Consolidated Income Statements -
             Six Months Ended June 30, 1996 and 1995..........................................................................  4

          c) Unaudited Consolidated Income Statements -
             Three Months Ended June 30, 1996 and 1995........................................................................  5

          d) Unaudited Consolidated Statements of
             Cash Flows - Six Months Ended
             June 30, 1996 and 1995...........................................................................................  6

          e) Notes to Unaudited Consolidated
             Financial Statements.............................................................................................  8

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.................................................................................................... 10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................................................................... 28

SIGNATURES................................................................................................................... 29

PART I. -  FINANCIAL INFORMATION  Item 1. - Financial Statements
                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        JUNE 30,     DECEMBER 31,
                                          1996            1995
                                      -----------     -----------
ASSETS                                        (Unaudited)
- - - ------
Cash and due from banks.............  $ 3,653,794     $ 2,744,597
Federal funds sold..................    1,561,000       5,337,000
Investments available-for-sale......    7,437,438      11,477,830
Investments held-to-maturity
 (market value of $7,985,000
 and $6,358,000)....................    8,069,430       6,389,222
Loans, net of allowance for loan
 losses of $927,700 and $852,270....   39,272,487      35,693,367
Premises and equipment, net.........      453,770         502,514
Accrued interest receivable.........      437,209         496,157
Other real estate owned.............      548,500         582,500
Other assets........................      477,782         366,932
                                       ----------      ----------
     Total assets...................  $61,911,410     $63,590,119
                                       ==========      ==========

LIABILITIES
- - - -----------
Deposits:
 Demand deposits....................  $10,801,950     $10,390,053
 NOW accounts.......................    7,480,938       8,467,512
 Money market accounts..............    9,296,701       8,352,581
 Savings deposits...................    2,405,174       2,206,716
 Time deposits under $100,000.......   21,708,632      23,440,999
 Time deposits $100,000 and over....    2,757,438       3,132,975
                                       ----------      ----------
     Total deposits.................   54,450,833      55,990,836
Securities sold under
 agreements to repurchase...........    1,269,915       1,623,320
Accrued interest payable............      319,770         522,471
Other liabilities...................       57,236          67,407
                                       ----------      ----------
     Total liabilities..............   56,097,754      58,204,034
                                       ----------      ----------

Commitments and contingencies (Note C)

SHAREHOLDERS' EQUITY
- - - --------------------
Common stock, $.01 par value,
 10,000,000 shares authorized,
 1,210,975 and 1,195,975 shares
 outstanding........................       12,110          11,960
Additional paid-in capital..........   10,366,378      10,291,528
Net unrealized securities
 gains (losses).....................      (66,180)         20,655
Retained deficit....................   (4,498,652)     (4,938,058)
                                       ----------      ----------
 Total shareholders' equity.........    5,813,656       5,386,085
                                       ----------      ----------
     Total liabilities and
      shareholders' equity..........  $61,911,410     $63,590,119
                                       ==========      ==========

  The accompanying Notes to Unaudited Consolidated Financial Statements are
               an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                         CONSOLIDATED INCOME STATEMENTS

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------------
                                                                     1996                       1995
                                                                  ----------                 ----------
                                                                               (Unaudited)
 INTEREST AND FEE INCOME
  FROM EARNING ASSETS:
  Loans....................................................       $1,804,657                 $1,560,537
  Federal funds sold.......................................           93,798                     76,044
  Investment securities....................................          512,437                    496,575
                                                                   ---------                  ---------
     Total interest income.................................        2,410,892                  2,133,156
                                                                   ---------                  ---------

 INTEREST EXPENSE:
  Deposits:
   NOW accounts............................................           64,733                     66,490
   Money market accounts...................................          119,596                    148,871
   Savings deposits........................................           25,761                     29,390
   Time deposits under $100,000............................          640,846                    587,302
   Time deposits $100,000 and over.........................           82,535                     73,400
  Other....................................................           21,728                     19,256
                                                                   ---------                  ---------
    Total interest expense.................................          955,199                    924,709
                                                                   ---------                  ---------

    NET INTEREST INCOME....................................        1,455,693                  1,208,447

 PROVISION FOR LOAN LOSSES.................................             ---                      22,000
                                                                   ---------                  ---------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES.............................        1,455,693                  1,186,447
                                                                   ---------                  ---------

 NON-INTEREST INCOME:
  Service charge income....................................          227,378                    248,059
  Realized securities gains................................            3,828                       ---
  Other....................................................           42,957                     37,237
                                                                   ---------                  ---------
    Total non-interest income..............................          274,163                    285,296
                                                                   ---------                  ---------

 NON-INTEREST EXPENSES:
  Personnel expense........................................          611,444                    615,962
  Occupancy expense........................................          272,727                    295,730
  Legal expenses...........................................           67,211                     58,890
  Loan collection expenses.................................           43,425                     57,571
  Supplies.................................................           37,813                     27,296
  Advertising..............................................           30,299                     36,674
  FDIC insurance...........................................           16,670                     74,272
  Other ...................................................          240,861                    242,278
                                                                   ---------                  ---------
    Total non-interest expenses............................        1,320,450                  1,408,673
                                                                   ---------                  ---------

 INCOME BEFORE INCOME TAXES................................          409,406                     63,070

 BENEFIT FOR INCOME TAXES..................................           30,000                       ---
                                                                   ---------                  ---------

 NET INCOME................................................       $  439,406                 $   63,070
                                                                   =========                  =========

 NET INCOME PER SHARE......................................       $      .36                 $      .06
                                                                   =========                  =========

 Weighted average number of
  common shares and common share
  equivalents outstanding..................................        1,216,780                  1,002,875
                                                                   =========                  =========


          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                         CONSOLIDATED INCOME STATEMENTS

                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------------
                                            1996                   1995
                                         ----------             ----------
                                                   (Unaudited)
 INTEREST AND FEE INCOME
  FROM EARNING ASSETS:
  Loans...............................   $  889,621             $  803,626
  Federal funds sold..................       33,624                 54,680
  Investment securities...............      245,315                278,207
                                          ---------              ---------
     Total interest income............    1,168,560              1,136,513
                                          ---------              ---------

 INTEREST EXPENSE:
  Deposits:
   NOW accounts.......................       30,450                 31,313
   Money market accounts..............       58,489                 69,349
   Savings deposits...................       12,642                 14,201
   Time deposits under $100,000.......      311,250                351,768
   Time deposits $100,000 and over....       39,718                 39,401
  Other...............................       10,647                 11,854
                                          ---------              ---------
    Total interest expense............      463,196                517,886
                                          ---------              ---------

    NET INTEREST INCOME...............      705,364                618,627

 PROVISION FOR LOAN LOSSES............         ---                   6,000
                                          ---------              ---------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES........      705,364                612,627
                                          ---------              ---------

 NON-INTEREST INCOME:
  Service charge income...............      117,956                124,267
  Realized securities gains...........        3,828                   ---
  Other...............................       20,480                 19,457
                                          ---------              ---------
    Total non-interest income.........      142,264                143,724
                                          ---------              ---------

 NON-INTEREST EXPENSES:
  Personnel expense...................      299,517                294,625
  Occupancy expense...................      137,186                145,449
  Legal expenses......................       36,013                 32,885
  Supplies............................       18,213                 12,934
  Advertising.........................       12,954                 16,956
  FDIC insurance......................        8,318                 35,921
  Loan collection expenses............        5,057                 57,502
  Other ..............................      117,185                136,004
                                          ---------              ---------
    Total non-interest expenses.......      634,443                732,276
                                          ---------              ---------

 INCOME BEFORE INCOME TAXES...........      213,185                 24,075

 BENEFIT FOR INCOME TAXES.............       15,000                   ---
                                          ---------              ---------

 NET INCOME...........................   $  228,185             $   24,075
                                          =========              =========

 NET INCOME PER SHARE.................   $      .19             $      .02
                                          =========              =========

 Weighted average number of
  common shares and common share
  equivalents outstanding.............    1,227,373              1,002,875
                                          =========              =========


          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             FOR THE SIX MONTHS ENDED JUNE 30,
                             ---------------------------------
                                        1996        1995
                                    ------------ ----------
                                         (Unaudited)
CASH FLOWS PROVIDED BY (USED
 IN) OPERATING ACTIVITIES:
  Interest received...............  $ 2,469,840 $ 2,024,516
  Non-interest income.............      274,163     285,296
  Interest paid...................   (1,157,900)   (820,539)
  Personnel expenses..............     (611,444)   (615,962)
  Other operating expenditures....     (666,899)   (794,565)
                                     ----------   ---------

  Net cash provided by (used in)
     operating activities.........      307,760      78,746
                                     ----------   ---------

CASH FLOWS PROVIDED BY (USED
 IN) INVESTING ACTIVITIES:
  Investments available-for-sale:
    Purchases.....................   (3,054,587) (6,979,978)
    Maturities....................    5,000,000   4,000,000
    Sales.........................    1,954,923        ---
  Investments held-to-maturity:
    Purchases.....................   (2,210,567)      ---
    Maturities....................      530,359     112,983
  Proceeds from the sales of
   other real estate owned........        ---       695,464
  Increase in loans...............   (3,545,120) (1,529,690)
  Increase in premises and
   equipment......................      (31,163)    (23,268)
                                     ----------  ----------

    Net cash provided by (used
     in) investing activities.....   (1,356,155) (3,724,489)
                                     ----------  ----------

CASH FLOWS PROVIDED BY (USED
 IN) FINANCING ACTIVITIES:
  Increase (Decrease) in:
   Demand deposits................      411,897     451,608
   NOW accounts...................     (986,574)   (567,594)
   Money market accounts..........      944,120  (1,420,095)
   Savings deposits...............      198,458    (325,940)
   Time deposits..................   (2,107,904)  7,719,118
   Securities sold under
     agreements to repurchase.....     (353,405)    592,622
  Exercise of stock options.......       75,000       ---
                                     ----------  ----------

    Net cash provided by (used
     in) financing activities.....   (1,818,408)  6,449,719
                                     ----------  ----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS........   (2,866,803)  2,803,976

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD...........    8,081,597   4,331,235
                                     ----------  ----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD.................  $ 5,214,794 $ 7,135,211
                                     ==========  ==========

          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                    Reconciliation of net income to net cash
                   provided by (used in) operating activities

                         FOR THE SIX MONTHS ENDED JUNE 30,
                         ---------------------------------
                                    1996        1995
                                  ---------  ----------
                                      (Unaudited)
Net income ...................... $ 439,406  $  63,070

Adjustments:
 Provision for loan losses.......     ---       22,000
 Depreciation and
  amortization...................    79,907    109,162
 Decrease (Increase) in accrued
  interest receivable............    58,948   (108,640)
 Increase in other assets........   (57,629)  (124,235)
 Increase (Decrease) in accrued
  interest payable...............  (202,701)   104,170
 Increase (Decrease) in other
  liabilities....................   (10,171)    13,219
                                   --------   --------

    Net cash provided by
     operating activities........ $ 307,760  $  78,746
                                   ========   ========

Supplemental schedule
 of non-cash activities:

  Loans transferred to
   other real estate
   owned......................... $   ---    $  69,100

  Net unrealized securities
   gains (losses)................   (86,835)    82,643





          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the South Florida Bank Holding Corporation ("Holding Corporation"), its wholly-owned subsidiary South Florida Bank ("Bank"), and the Bank's two wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") after elimination of all material intercompany balances and transactions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of its operations for the six and three months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six and three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B-INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

At June 30, 1996 and December 31, 1995, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                GROSS        GROSS       CARRYING
                                AMORTIZED     UNREALIZED   UNREALIZED      VALUE
                                  COST          GAINS        LOSSES    (FAIR VALUE)
                               -----------    ----------   ----------  ------------
                                                   (Unaudited)
INVESTMENTS AVAILABLE-FOR-SALE:
1996
- - - ----
U.S. Agency obligations due:
  In one year or less......... $ 2,499,750    $ 1,290     $  (2,602)   $ 2,498,438
  After one year through
    five years................   5,044,430       ---       (105,430)     4,939,000
                                ----------     ------      --------     ----------
      Total investments
        available-for-sale.... $ 7,544,180    $ 1,290     $(108,032)   $ 7,437,438
                                ==========     ======      ========     ==========
1995
- - - ----
U.S. Agency obligations due:
  In one year or less......... $ 5,992,046    $32,466      $ (1,232)   $ 6,023,280
  After one year through
    five years................   5,452,470      6,020        (3,940)     5,454,550
                                ----------     ------       -------     ----------
      Total investments
        available-for-sale.... $11,444,516    $38,486      $ (5,172)   $11,477,830
                                ==========     ======       =======     ==========

                                CARRYING
                                 VALUE       GROSS        GROSS      ESTIMATED
                                (AMORTIZED  UNREALIZED   UNREALIZED    MARKET
                                  COST)       GAINS       LOSSES       VALUE
                               ----------  ----------   ----------  ----------
                                                 (Unaudited)
INVESTMENTS HELD-TO-MATURITY:
1996
- - - ----
U.S. Agency obligations due:
  In one year or less......... $  998,152    $ 5,848    $    ---    $1,004,000
    After one year through
    five years................  4,025,925       ---       (36,618)   3,989,307
Collateralized mortgage
  obligations due after
  ten years...................  3,045,353        275      (53,597)   2,992,031
                                ---------     ------     --------    ---------
    Total investments held-
      to-maturity............. $8,069,430    $ 6,123    $ (90,215)  $7,985,338
                                =========     ======     ========    =========

1995
- - - ----
U.S. Agency obligations due:
  In one year or less......... $  995,380    $17,120    $    ---    $1,012,500
    After one year through
    five years................  3,050,945      2,175      (42,500)   3,010,620
Collateralized mortgage
  obligations due after
  ten years...................  2,342,897      1,426       (9,497)   2,334,826
                                ---------     ------     --------    ---------
    Total investments held-
      to-maturity............. $6,389,222    $20,721    $ (51,997)  $6,357,946
                                =========     ======     ========    =========

Expected maturities for the collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the three months ended June 30, 1996, the Bank sold $1,955,000 of investments available-for-sale realizing a gain of $4,831 and losses of $1,003.


NOTE C - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Total unfunded commitments for loans and lines of credit were $4,919,000 and $4,700,000 at June 30, 1996 and December 31, 1995, respectively. Outstanding letters of credit were $671,000 and $339,000 at June 30, 1996 and December 31, 1995, respectively.

              ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Consolidated total assets of South Florida Bank Holding Corporation (the "Holding Corporation"), its subsidiary South Florida Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") decreased to $61.9 million as of June 30, 1996 from $63.6 million as of December 31, 1995, a decrease of $1.7 million or 2.64%. During the six months ended June 30, 1996, the Bank reduced the interest rates it offered on time deposits, resulting in a $2.1 million decrease in time deposits. These deposit outflows were funded with excess liquidity.

Net income increased to $439,000 (including a $30,000 benefit for income taxes recognized for the Company's tax loss carryforwards) for the six months ended June 30, 1996, or $.36 per share, from net income of $63,000 for the six months ended June 30, 1995, or $.06 per share. The Company's shareholders' equity increased to $5.8 million at June 30, 1996 from $5.4 million at December 31, 1995, an increase of $428,000 or 7.94%. At June 30, 1996 and December 31, 1995, the Bank's total risk-based capital ratio was 13.78% and 13.33%, respectively, and leverage ratio was 8.75% and 8.05%, respectively.

The Company's earnings improved $376,000 during the six months ended June 30, 1996 as compared to the same period during the prior year primarily due to a $247,000 increase in net interest income (resulting from an increase in average total loans and a reduction in non-performing assets), a $88,000 decrease in non-interest expense and a $30,000 benefit for income taxes. In addition, the Bank made no provision for loan losses during 1996 as compared to a provision for loan losses of $22,000 during 1995. However, the loan loss allowance increased at June 30, 1996 from December 31, 1995 due to net loan recoveries of $75,000 during the six months ended June 30, 1996.

At June 30, 1996 and December 31, 1995, the allowance for loan losses was $928,000 and $852,000, respectively, or 2.31% and 2.33% of total loans and 146.09% and 126.01% of non-accruing loans. Other real estate owned decreased to $549,000 as of June 30, 1996 from $583,000 as of December 31, 1995 due to a $34,000 write-down on one piece of other real estate owned. As of June 30, 1996, the Bank owned four pieces of other real estate.

The following discussion provides a more in-depth analysis of the Company's financial condition and results of operations. The unaudited financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

FINANCIAL CONDITION

During the six months ended June 30, 1996, the Bank reduced the interest rates it offered on time deposits, resulting in a $2.1 million decrease in time deposits. These deposit outflows were funded with excess liquidity and resulted in a decrease in total assets and liabilities. Accordingly, the Company's total assets decreased to $61.9 million at June 30, 1996 from $63.6 million at December 31, 1995, a decrease of $1.7 million or 2.64%. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) decreased, as discussed below, to $56.3 million at June 30, 1996 from $58.9 million at December 31, 1995, a decrease of $2.6 million or 4.34%. Non-earning assets (comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets) increased to $5.6 million at June 30, 1996 from $4.7 million at December 31, 1995, an increase of $878,000 (primarily due to an increase in cash and due from banks) or 18.72%.

Net loans increased to $39.3 million at June 30, 1996 from $35.7 million at December 31, 1995, an increase of $3.6 million or 10.03%. Mortgage loans which increased $1.4 million were the primary components of outstanding loans. Commercial loans increased $1.0 million and installment loans increased $1.1 million. Management's strategy is to lend to small-to-medium sized businesses. For a discussion of the $635,000 loans on non-accrual status at June 30, 1996, and the increase in the allowance for loan losses to $928,000 at June 30, 1996 from $852,000 at December 31, 1995, see "-- Allowance for Loan Losses".

The investment portfolio decreased to $17.1 million at June 30, 1996 from $23.2 million at December 31, 1995, a decrease of $6.1 million or 26.44%. The decrease in the investment portfolio was primarily used to fund the increase in loans and the decrease in deposits.

Cash and due from banks increased to $3.7 million at June 30, 1996 from $2.7 million at December 31, 1995, an increase of $909,000 or 33.13%. This increase primarily resulted from an increase in uncollected funds.

Deposits decreased to $54.5 million at June 30, 1996 from $56.0 million at December 31, 1995, a decrease of $1.5 million or 2.75%. Core deposits decreased to $51.7 million at June 30, 1996 from $52.9 million at December 31, 1995, a decrease of $1.2 million or 2.20%. This decrease in core deposits primarily resulted from the decrease in interest rates offered on time deposits. At June 30, 1996 and December 31, 1995, the ratio of net loans to deposits was 72.12% and 63.75%, respectively.

Securities sold under agreements to repurchase ("Sweep Accounts") decreased to $1.3 million at June 30, 1996 from $1.6 million at December 31, 1995, a decrease of $353,000 or 21.77%. This decrease resulted from two Sweep Accounts closing as originally contracted with the customers.

The Holding Corporation's shareholders' equity increased to $5.8 million at June 30, 1996 from $5.4 million at December 31, 1995, an increase of $428,000 or 7.94%. This increase was primarily the result of net income of $439,000 during 1996 and the exercise of 15,000 stock options for $75,000, partially offset with the $87,000 decrease resulting from unrealized securities losses.
See "--Results of Operations".   The Bank's total risk-based capital (total
capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended June 30, 1996 and December 31, 1995, respectively) ratios as compared to the ratios mandated by the FDIC were as follows:

                            TOTAL          TIER 1
                          RISK-BASED     RISK-BASED    LEVERAGE
       CATEGORY          CAPITAL RATIO  CAPITAL RATIO   RATIO
       --------          -------------  -------------  --------
Well capitalized per FDIC
  (minimum ratios)........  10.00%           6.00%       5.00%
Bank:
  December 31, 1995.......  13.33           12.07        8.05
  June 30, 1996...........  13.78           12.52        8.75

See "Capital Resources" for additional information regarding the Bank's capital ratios.

For the six months ended June 30, 1996 and 1995, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                               AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                     1996                      1995
                       ---------------------------  ------------------------------
                         AVERAGE            YIELD/    AVERAGE               YIELD/
ASSETS:                  BALANCE   INTEREST  RATE     BALANCE    INTEREST    RATE
- - - -------                ----------- -------- ------  -----------  --------   ------
Loans (including non-
 accruing loans):
 Commercial........... $ 7,260,505 $  391,388 10.84% $ 6,230,577 $  303,940  9.84%
 Mortgage (a).........  25,732,935  1,182,477  9.24   22,883,441  1,051,264  9.26
 Installment..........   2,048,158     92,417  9.07    1,486,720     71,596  9.71
 Other................   2,733,777    138,375 10.18    2,398,804    133,737 11.24
                        ----------  --------- -----   ----------  --------- -----
Total loans, net of
 unearned income......  37,775,375  1,804,657  9.61   32,999,542  1,560,537  9.54
Investment securities
 - all taxable........  17,341,973    512,437  5.91   15,921,457    496,575  6.24
Federal funds sold....   3,529,963     93,798  5.34    2,541,640     76,044  6.03
                        ----------  --------- -----   ----------  --------- -----
Total earning
 assets - all taxable.  58,647,311 $2,410,892  8.27%  51,462,639 $2,133,156  8.36%
                                    ========= =====               ========= =====
Cash and due from
 banks................   2,773,928                     2,409,512
Other assets..........   1,868,783                     3,173,269
Allowance for loan
 losses...............    (927,010)                   (1,082,551)
                        ----------                    ----------
Total assets.......... $62,363,012                   $55,962,869
                        ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
- - - -------------------------------------
Interest-bearing
 deposits:
 NOW accounts......... $ 7,809,433 $   64,733  1.67% $ 6,810,666  $ 66,490   1.97%
 Money market accounts   9,543,234    125,329  2.64    9,351,016   148,871   3.21
 Savings deposits.....   2,319,267     25,761  2.23    2,247,888    29,390   2.64
 Time deposits:
  Under $100,000......  22,099,623    640,846  5.83   20,577,533   587,302   5.76
  $100,000 and over...   2,943,247     82,535  5.64    2,619,150    73,400   5.65
                        ----------  --------- -----   ----------   -------  -----
Total interest-
 bearing deposits.....  44,714,804    939,204  4.22   41,606,253   905,453   4.39
Securities sold under
 agreements to
 repurchase...........   1,359,285     21,728  3.21      854,520    19,256   4.54
                        ----------  --------- -----   ----------   -------  -----
Total interest-
 bearing liabilities..  46,074,089 $  960,932  4.19%  42,460,773  $924,709   4.39%
                                    ========= =====                =======  =====
Demand deposits.......  10,668,151                     9,438,983
Other liabilities.....     438,243                       382,971
Shareholders' equity..   5,182,529                     3,680,142
                        ----------                    ----------
Total liabilities and
 shareholders' equity. $62,363,012                   $55,962,869
                        ==========                    ==========

SPREAD AND INTEREST DIFFERENTIAL:
- - - ---------------------------------
Interest rate spread..                         4.08%                         3.97%
                                              =====                         =====
Excess of total
 earning assets over
 total interest-
 bearing liabilities..$12,573,222                    $ 9,001,866
                       ==========                     ==========
Net yield on interest-
 earning assets.......             $1,449,960  4.97%            $1,208,447   4.74%
                                   ========== =====              =========  =====

(a) Interest income on mortgage loans included loan fees recognized as income of $4,000 and $11,000 during the six months ended June 30, 1996 and 1995, respectively.

For the three months ended June 30, 1996 and 1995, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                               AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                     1996                         1995
                       ---------------------------    ----------------------------
                         AVERAGE              YIELD/    AVERAGE              YIELD/
ASSETS:                  BALANCE     INTEREST  RATE     BALANCE    INTEREST   RATE
                       ----------- ---------- ------  ----------- ---------- ------
Loans (including non-
 accruing loans):
 Commercial........... $ 7,581,751 $  181,423  9.62% $  5,892,355 $  149,077 10.15%
 Mortgage (a).........  26,200,516    586,227  9.00    23,537,580    549,604  9.37
 Installment..........   2,382,282     52,440  8.85     1,449,182     35,534  9.83
 Other................   2,756,584     69,531 10.14     2,490,014     69,411 11.18
                        ----------  --------- -----    ----------   -------- -----
Total loans, net of
 unearned income......  38,921,133    889,621  9.19    33,369,131    803,626  9.66
Investment securities
 - all taxable........  16,778,477    245,315  5.85    17,393,342    278,207  6.40
Federal funds sold....   2,566,192     33,624  5.27     3,653,361     54,680  6.00
                        ----------  --------- -----    ----------   -------- -----
Total earning
 assets - all taxable.  58,265,802 $1,168,560  8.07%  54,415,834  $1,136,513  8.38%
                                    ========= =====                ========= =====
Cash and due from
 banks................   2,876,364                     2,353,786
Other assets..........   1,886,488                     2,906,459
Allowance for loan
 losses...............    (939,241)                    (840,150)
                        ----------                    ---------
Total assets.......... $62,089,413                   $58,835,929
                        ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing
 deposits:
 NOW accounts......... $ 7,611,874 $   30,450  1.61% $ 6,779,943  $ 31,313  1.85%
 Money market accounts   9,502,624     61,515  2.60    8,918,730    69,349  3.12
 Savings deposits.....   2,286,101     12,642  2.22    2,203,784    14,201  2.58
 Time deposits:
  Under $100,000......  21,777,103    311,250  5.75   23,268,759   351,768  6.06
  $100,000 and over...   2,893,713     39,718  5.52    2,733,799    39,401  5.78
                        ----------  --------- -----   ----------   ------- -----
Total interest-
 bearing deposits.....  44,071,415    455,575  4.16   43,905,015   506,032  4.62
Securities sold under
 agreements to
 repurchase...........   1,361,227     10,647  3.15    1,061,611    11,854  4.48
                        ----------  --------- -----   ----------   ------- -----
Total interest-
 bearing liabilities..  45,432,642 $  466,222  4.13%  44,966,626  $517,886  4.62%
                                    ========= =====                ======= =====
Demand deposits.......  11,014,129                     9,741,159
Other liabilities.....     378,540                       423,125
Shareholders' equity..   5,264,102                     3,705,019
                        ----------                    ----------
Total liabilities and
 shareholders' equity. $62,089,413                   $58,835,929
                        ==========                    ==========

SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread..                         3.94%                        3.76%
                                              =====                        =====
Excess of total
 earning assets over
 total interest-
 bearing liabilities.. $12,833,160                   $ 9,449,208
                        ==========                    ==========
Net yield on interest-
 earning assets.......             $  702,338  4.85%              $618,627  4.56%
                                    ========= =====                ======= =====

(a) Interest income on mortgage loans included loan fees recognized as income of $2,000 and $5,000 during the three months ended June 30, 1996 and 1995, respectively.

LOAN PORTFOLIO

The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. At June 30, 1996 and December 31, 1995, the composition of the Bank's loan portfolio was as follows:

                            1996                1995
                    ------------------  ------------------
                                 % OF                % OF
                                 TOTAL               TOTAL
                       AMOUNT    LOANS     AMOUNT    LOANS
                    ----------- ------  ----------- ------
Commercial......... $ 8,110,679  20.18% $ 7,081,642  19.38%
Mortgage: (a)
  Construction.....   1,316,402   3.27    1,331,809   3.64
  Non-construction.  25,311,626  62.96   23,909,249  65.42
Installment (b)....   2,637,518   6.56    1,490,577   4.08
Other loans (c)....   2,823,962   7.03    2,732,360   7.48
                     ---------- ------   ---------- ------

Total loans, net of
  unearned income..  40,200,187 100.00%  36,545,637 100.00%
                                ======              ======

Allowance for loan
  losses...........    (927,700)  2.31%    (852,270)  2.33%
                     ---------- ======   ---------- ======

Loans, net......... $39,272,487         $35,693,367
                     ==========          ==========

___________________

(a) In addition to loans for the purchase, construction, improvement of or investment in real estate, the Bank's real estate loans include all loans for various other consumer or business purposes which are secured by real estate mortgages.

(b) Installment loans generally include loans secured with automobiles, trucks, boats, and equipment.

(c) Other loans generally include credit card loans, equity lines to individuals, deposit overdraft protection and deposit overdrafts.

Average total loans, net of unearned income, were $37.8 million during the six months ended June 30, 1996 compared to $33.0 million during the six months ended June 30, 1995, representing a $4.8 million (or 14.47%) increase. This increase in average total loans during 1996 from 1995 was primarily attributable to loan originations exceeding loan repayments resulting from the Bank's officer program of calling on prospective customers resulting in new loans. In addition, the Bank hired two new loan officers after March 31, 1995. The Bank's loan portfolio is its largest category of earning assets. The Bank is a locally owned and operated commercial bank, serving consumers, professionals, and small-to-medium sized businesses located in the Lee County area. The majority of the Bank's loans currently are to customers located within this area.

New loans and loan renewals are reviewed by management and the

Directors, including the potential created for possible credit concentrations. Management reviews the loan portfolio on a quarterly basis for potential credit concentrations. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At June 30, 1996 and December 31, 1995, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business, exceeded 10% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 66.23% and 69.06%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

The Bank recognizes interest income from loans on the accrual basis. If a loan is placed on non-accrual status, then accrual of interest income is suspended and any interest earned, but unpaid, is charged against current earnings as a reduction in current period interest income. A loan is placed on non-accrual status when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well secured and in the process of collection. In addition, a loan is placed on non-accrual status before 90 days delinquency occurs if management believes that after giving consideration to economic and business conditions and collection efforts, the collection of interest or principal is doubtful.

ALLOWANCE FOR LOAN LOSSES

As matter of policy, the Bank maintains an allowance for loan losses. The amount provided for loan losses during any period is based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. In determining the amount of the allowance, management considers the dollar amount of loans outstanding, its assessment of known or potential problem loans, current economic conditions, the risk characteristics of the various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors. Although management believes that it uses the best information available to make determinations with respect to loan loss reserves, subsequent adjustments to reserves may be necessary if future economic conditions differ from the assumptions used in making the initial determinations or if regulatory policies change.

Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"). FAS 114 requires that impaired loans within the scope of FAS 114 be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent. Adoption of FAS 114 did not have a material impact on the Company's financial position or results of operations.

For the six months ended June 30, 1996 and 1995, the Bank's loan loss experience and its provision for loan losses were as follows:

                                         1996             1995
                                      -----------      -----------
Average loans outstanding...........  $37,775,375      $32,999,542
                                       ==========       ==========

Net loans at end of period..........  $40,200,187      $33,182,005
                                       ==========       ==========

Allowance for loan losses at
  beginning of period...............  $   852,270      $ 1,342,763
Loans charged-off:
  Commercial........................       19,668          128,973
  Mortgage..........................       17,348          462,727
  Installment.......................        3,303            2,969
  Other loans.......................        8,737           38,205
                                       ----------       ----------
Total loans charged-off.............       49,056          632,874
                                       ----------       ----------

Recoveries of loans
  previously charged-off:
    Commercial......................      101,693           48,050
    Mortgage........................       19,062           82,678
    Installment.....................        2,049            5,601
    Other loans.....................        1,682            2,600
                                       ----------       ----------
Total recoveries....................      124,486          138,929
                                       ----------       ----------

Net loan charge-offs (recoveries)...      (75,430)         493,945

Provision charged to expense........        ---             22,000
                                       ----------       ----------

Allowance for loan losses at
  end of period.....................  $   927,700      $   870,818
                                       ==========       ==========

Ratio of net charge-offs during
  period to average net
  loans outstanding.................         (.40)%           2.99%
Allowance for loan losses as a
  percentage of loans, net of
  unearned income at end of period..         2.31%            2.56%

During 1996, ten loans were charged-off. During 1996, the two largest loan recoveries were $48,000 and $31,000, or 63.00% of total recoveries. The remaining recoveries which totaled $46,000 encompassed 20 loans, none of which exceeded $16,000.

The Bank's loan accounting and collection policies specify that a notice will be sent to a customer after a loan becomes ten days past due. If a payment has not been made in this time, a personal follow-up might occur or letter issued. If no progress has been made to bring the loan current within 90 days, the loan is generally placed on non-accrual status and steps are taken to refer the loan to legal counsel for foreclosure on any collateral and/or collection from the borrower. Management may also place loans on non-accrual status earlier when, in its judgment, the collectibility of such loans or interest thereon appears to be in doubt.

Senior management of the Bank and the loan staff meet weekly or more often as needed to review all past due and non-performing loans and to discuss collection actions. The Bank's Board of Directors performs a similar review on at least a monthly basis. Loans are charged-off when and to the extent they are deemed by management to be a loss to the Bank.

At June 30, 1996 and December 31, 1995, the Bank's non-performing loans and repossessed assets were as follows:

                                    1996             1995
                             ---------------- ----------------
                                         % OF             % OF
                               AMOUNT   LOANS   AMOUNT   LOANS
                             ---------- ----- ---------- -----
Non-accruing loans:
 Under 90 days delinquent... $  491,786 1.22% $  262,855  .72%
 90 or more days delinquent.    143,213  .36     413,477 1.13
                              --------- ----   --------- ----

Total non-accruing loans.... $  634,999 1.58% $  676,332 1.85%
                              ========= ====   ========= ====

Total real estate owned..... $  548,500 1.36% $  582,500 1.59%
                              --------- ----   --------- ----

Total non-performing assets. $1,183,499 2.94% $1,258,832 3.44%
                              ========= ====   ========= ====

Loans delinquent and
 accruing:
 30 to 59 days.............. $   48,852  .12% $  145,495  .40%
 60 to 89 days..............      5,928  .02      82,371  .22
                              --------- ----   --------- ----
   Total.................... $   54,780  .14% $  227,866  .62%
                              ========= ====   ========= ====
Total delinquencies
 30 days and over........... $  689,779 1.72% $  904,198 2.47%
                              ========= ====   ========= ====

Non-performing assets decreased to $1.2 million at June 30, 1996 from $1.3 million at December 31, 1995, or a decrease of $75,000 or 5.98%. This decrease occurred primarily due to loan repayments and the Bank writing-down a certain piece of other real estate owned by $34,000. The ratio of non-performing loans as a percent of total loans, net of unearned income, was 1.58% and 1.85% at June 30, 1996 and December 31, 1995, respectively. The allowance for loan losses as a percentage of non-performing loans was 146.09% and 126.01% at June 30, 1996 and December 31, 1995, respectively.

Non-accruing loans totaled $635,000 on June 30, 1996 compared to $676,000 on December 31, 1995, a decrease of $41,000 or 6.11%. Non-accruing loans at June 30, 1996 consisted primarily of two customer relationships totaling $489,000 or 77.12% of total non-accruing loans. The first customer relationship consisted of two loans totaling $363,000. One of these two loans was secured with a $180,000 first mortgage on commercial real estate and the other loan with accounts receivable and a second mortgage on a residential property. As of June 30, 1996, these two loans were current. The second customer relationship consisted of a $126,000 first mortgage loan secured with commercial real estate. As of June 30, 1996, this loan was current.

At June 30, 1996 and December 31, 1995, the total recorded investment in impaired loans was $635,000 and $676,000, respectively, and the Bank recorded respective allowance for loan losses of $158,000 and $165,000 related to its impaired loans. During the six months ended June 30, 1996 and 1995, the recorded investment in impaired loans averaged $656,000 and $1,116,000, respectively, and respective interest income recognized on impaired loans totalled $17,000 and $24,000.

Management continues to manage its non-performing assets to restore them to performing status when possible, or otherwise liquidate such assets in an orderly fashion to maximize the value of such assets to the Company. Although the Company is endeavoring to actively manage the risks in its loan portfolio, there is no assurance that the level of non- accrual loans and other real estate owned will not increase during 1996.

As of June 30, 1996, other real estate owned, all of which is located in Lee County, Florida and which was recorded at the lower of fair value or the loan balance, was comprised of two parcels of raw land with a carrying value of $535,500 (and a fair value of $572,000) and two single-family residential lots with a carrying value of $13,000 (and a fair value of $14,000).


INVESTMENT PORTFOLIO

The carrying value of the Bank's investment portfolio was $17.1 million at June 30, 1996, as compared to $23.2 million at December 31, 1995. The average book yield on the Bank's investment portfolio was 5.74% and 5.97% at June 30, 1996 and December 31, 1995, respectively. The average maturity of the Bank's investment portfolio at June 30, 1996 and December 31, 1995, was 43 and 15 months, respectively. There was unrealized net market depreciation of approximately $84,000 and $31,000 at June 30, 1996 and December 31, 1995, respectively.

At June 30, 1996 and December 31, 1995, the carrying values, the maturities and the average yields of the Bank's investment securities, all of which were taxable, were as follows:

                        WITHIN       AFTER ONE YEAR       AFTER TEN
                       ONE YEAR     THROUGH 5 YEARS         YEARS
                  ----------------  ----------------  ----------------
                    AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD
                  ---------- -----  ---------- -----  ---------- -----
1996
- - - ----
AVAILABLE-FOR-SALE:
U.S. Agency
 obligations..... $2,498,438 6.16%  $4,939,000 5.54%  $     ---   -- %
                   ========= ====    ========= ====    ========= ====

1995
- - - ----
AVAILABLE-FOR-SALE:
U.S. Agency
 obligations..... $6,023,280 6.66%  $5,454,550 5.96%  $     ---   -- %
                   ========= ====    ========= ====    ========= ====

1996
- - - ----
HELD-TO-MATURITY:
U.S. Agency
 obligations..... $  998,152 7.49%  $4,025,925 5.29%  $     ---   -- %
Collateralized
 mortgage
 obligations.....       ---   --          ---   --     3,045,353 5.99
                   --------- ----    --------- ----    --------- ----
Total held-to-
 maturity........ $  998,152 7.49%  $4,025,925 5.29%  $3,045,353 5.99%
                   ========= ====    ========= ====    ========= ====

1995
- - - ----
HELD-TO-MATURITY:
U.S. Agency
 obligations..... $  995,380 7.49%  $3,050,945 5.12%  $     ---   -- %
Collateralized
 mortgage
 obligations.....       ---   --          ---   --     2,342,897 6.02
                   --------- ----    --------- ----    --------- ----
Total held-to-
 maturity........ $  995,380 7.49%  $3,050,945 5.12%  $2,342,897 6.02%
                   ========= ====    ========= ====    ========= ====


DEPOSITS

The Bank's average core deposits increased to $52.4 million during the six months ended June 30, 1996 from $48.4 million during the six months ended June 30, 1995, or an increase of $4.0 million or 8.29%. Average total deposits increased to $55.4 million during 1996 from $51.0 million during 1995, or an increase of $4.4 million or 8.50%. Average non-interest bearing deposits increased to $10.7 million during 1996 from $9.4 million during 1995, or an increase of $1.3 million or 13.02%. These increases resulted from an advertising campaign coupled with an officer calling program.

At June 30, 1996 and December 31, 1995, the Bank had no public fund deposits. At June 30, 1996 and December 31, 1995, the largest single depositor had deposits totaling $1.5 million and $1.8 million, or 2.71% and 3.25% of total deposits, respectively. The Bank has not accepted any brokered certificates of deposit. Management does not believe the Bank is dependent on a single deposit customer, or a group of customers concentrated in a particular industry, whose loss or insolvency would have a material adverse effect on the Bank's operations.

For the six months ended June 30, 1996 and 1995, the Bank's average deposit balances and the percent of total average deposits were as follows:

                                 1996                1995
                          ------------------- -------------------
                            AVERAGE    % OF     AVERAGE    % OF
                             AMOUNT    TOTAL     AMOUNT    TOTAL
                          ----------- ------- ----------- -------
Demand deposits:
 Non-interest-bearing.... $10,668,151  19.26% $ 9,438,983  18.49%
 NOW accounts............   7,809,433  14.10    6,810,666  13.34
Money Market accounts....   9,543,234  17.23    9,351,016  18.32
Savings deposits.........   2,319,267   4.19    2,247,888   4.41
Time deposits
 under $100,000..........  22,099,623  39.91   20,577,533  40.31
                           ---------- ------   ---------- ------
   Total core deposits...  52,439,708  94.69   48,426,086  94.87
Time deposits $100,000
 and over................   2,943,247   5.31    2,619,150   5.13
                           ---------- ------   ---------- ------

 Total deposits.......... $55,382,955 100.00% $51,045,236 100.00%
                           ========== ======   ========== ======

At June 30, 1996 and December 31, 1995, 5.06% and 5.60%, respectively, of the Bank's deposits consisted of certificates of deposit in amounts of $100,000 or more, the majority of which were held by residents of the Bank's market area and 76.88% and 76.74% of which will mature within twelve months of June 30, 1996 and December 31, 1995, respectively. At June 30, 1996 and December 31, 1995, the maturity distribution of the Bank's time deposits of $100,000 or more was as follows:

                                           1996       1995
                                        ---------- ----------
      3 months or less................. $1,165,173 $  786,141
      Over 3 months through 6 months...    406,370    735,306
      Over 6 months trough 12 months...    548,402    882,954
      Over 12 months...................    637,493    728,574
                                         ---------  ---------
      Total time deposits $100,000
        and over....................... $2,757,438 $3,132,975
                                         =========  =========

SHORT-TERM BORROWINGS

The Bank has entered into short-term borrowing arrangements with certain of its customers. These arrangements, entitled "Sweep Accounts", call for the Bank to automatically transfer customer funds in excess of certain pre-defined amounts from the customer's insured deposit account to the Sweep Account. The Sweep Accounts mature weekly and were collateralized with U. S. Government agency securities totaling $1.3 million at June 30, 1996 and $1.7 million at December 31, 1995; accordingly, they were classified on the Company's consolidated statements of financial condition as securities sold under agreements to repurchase.

For the six months ended June 30, 1996 and 1995, the Bank's short-term borrowings were as follows:

                                1996       1995
                             ----------  --------
Period ended June 30:
 Average indebtedness
  outstanding.............   $1,359,285    $854,520
 Average rate paid........         3.21%       4.54%
 Maximum indebtedness
   at any month-end.......   $1,415,369  $1,186,000

At June 30:
 Balance outstanding......   $1,269,915  $1,085,940
 Rate paid................         3.11%       4.29%


CAPITAL RESOURCES

The Holding Corporation's total shareholders' equity was $5.8 million and $5.4 million at June 30, 1996 and December 31, 1995, respectively. This increase was the result of 1996's net income of $439,000 and the $75,000 proceeds from the exercise of stock options, partially offset with the $87,000 decrease resulting from unrealized securities losses. The Bank's total shareholder's equity was $5.4 million and $5.0 million at June 30, 1996 and December 31, 1995, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $451,000 partially offset with the $87,000 decrease in the unrealized securities gains (losses) to June 30, 1996 from December 31, 1995.

Banking laws and regulations limit the amount of dividends that may be paid by financial institutions, including the Company. In addition, banking regulations impose certain minimum capital ratios on financial institutions, including the Company, which also restrict the Company's right to pay dividends.

The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended June 30, 1996 and December 31, 1995) ratios as compared to the ratios mandated by the FDIC were as follows:

                            TOTAL          TIER 1
                          RISK-BASED     RISK-BASED    LEVERAGE
       CATEGORY          CAPITAL RATIO  CAPITAL RATIO   RATIO
       --------          -------------  -------------  --------
Well capitalized per FDIC
  (minimum ratios)........  10.00%           6.00%       5.00%
Bank:
  December 31, 1995.......  13.33           12.07        8.05
  June 30, 1996...........  13.78           12.52        8.75

LIQUIDITY

During the six months ended June 30, 1996 and 1995, investing activities used $1.4 million and $3.7 million, respectively, of cash. During the six months ended June 30, 1996 and 1995, financing activities provided (used) $(1.8) million and $6.4 million, respectively, of cash. During the six months ended June 30, 1996, the Bank reduced the interest rates it offered on time deposits, resulting in a $2.1 million decrease in time deposits. These deposit outflows were funded with excess liquidity.


RESULTS OF OPERATIONS

SUMMARY

The Company's net income was $439,000 and $228,000 for the six and three months ended June 30, 1996, or $.36 and $.19 per share, as compared to $63,000 and $24,000 for the six and three months ended June 30, 1995, or $.06 and $.02 per share. The $376,000 increase in the Company's net income during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 primarily resulted from a $247,000 increase in net interest income, a $88,000 decrease in non-interest expense and a $30,000 benefit for income taxes. The $204,000 increase in the Company's net income during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily resulted from a $87,000 increase in net interest income, a $98,000 decrease in non-interest expense and a $15,000 benefit for income taxes.

For the six and three months ended June 30, 1996 and 1995, the Company's performance ratios were as follows:

                                        1996              1995
                                    -------------    -------------
                                     SIX    THREE     SIX    THREE
                                    -----   -----    -----   -----
Return  on average
   assets (annualized).............  1.41%   1.47%     .23%   .16%
Return  on average
   equity (annualized)............. 16.96   17.34     3.43   2.60
Average equity to average assets...  8.31    8.48     6.58   6.30

NET INTEREST INCOME

The Bank's earnings are dependent primarily on its net interest income which is the excess of interest income earned on earning assets (primarily loans and the investment portfolio - all of which are taxable) over interest expense paid on deposits and short-term borrowings. Changes in net interest income are caused by changes in the interest rates earned or paid and by volume changes in loans, the investment portfolio, deposits and short-term borrowings.

The increase (decrease) during the six months ended June 30, 1996 from the six months ended June 30, 1995 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest- bearing liabilities were as follows:

                                             VOLUME/
                         VOLUME     RATE      RATE     TOTAL
                        --------- --------- --------- --------
ASSETS:
- - - -------
Loans:
 Commercial............ $ 50,658  $ 31,255  $  5,535  $ 87,448
 Mortgage..............  131,990    (2,661)    1,884   131,213
 Installment...........   27,261    (4,737)   (1,703)   20,821
 Other.................   18,830   (12,758)   (1,434)    4,638
                        --------  --------  --------  --------
  Total loans..........  228,739    11,099     4,282   244,120
 Investment securities.   44,305   (26,113)   (2,330)   15,862
 Federal funds sold....   29,815    (8,767)   (3,294)   17,754
                        --------  --------  --------  --------
Total interest income..  302,859   (23,781)   (1,342)  277,736
                        --------  --------  --------  --------

LIABILITIES:
- - - ------------
Interest-bearing deposits:
 NOW accounts..........    9,831   (10,277)   (1,311)   (1,757)
 Money market accounts.    3,086   (26,625)       (3)  (23,542)
 Savings deposits......      941    (4,528)      (42)   (3,629)
 Time deposits:
  Under $100,000.......   43,802     7,818     1,924    53,544
  $100,000 and over....    9,158      (158)      135     9,135
                        --------  --------  --------  --------
 Total interest-
  bearing deposits.....   66,818   (33,770)      703    33,751
Securities sold under
 agreements to
 repurchase............   11,469    (5,681)   (3,316)    2,472
                        --------  --------  --------  --------
Total interest expense.   78,287   (39,451)   (2,613)   36,223
                        --------  --------  --------  --------

Net interest income.... $224,572  $ 15,670  $  1,271  $241,513
                        ========  ========  ========  ========

The Bank's net interest income increased to $1.4 million during the six months ended June 30, 1996 from $1.2 million during the six months ended June 30, 1995, an increase of $242,000 or 19.99%. The increase was primarily due to the increase in the Bank's average total loans and the increased net interest margin. The 14.66% volume increase in 1996 from 1995 in loan interest income was primarily attributable to the 14.47% increase in average loans. The 12.94% volume increase in 1996 from 1995 in investment interest income was primarily attributable to the 13.05% increase in average investments. The 8.47% volume increase in 1996 from 1995 in interest expense was primarily attributable to the 8.51% increase in average interest-bearing liabilities. The interest rate variance for loans primarily resulted from interest recoveries during the six months ended June 30, 1996 for interest charged-off prior to December 31, 1995. The yield on the investment portfolio decreased 45 basis points reflecting primarily the decrease in yields on federal funds sold. The interest rates paid on interest-bearing liabilities decreased 20 basis points as the Bank paid lower interest rates on new deposit accounts than those maturing subsequent to 1995. The overall result was an increase in the net interest margin to 4.97% during the six months ended June 30, 1996 from 4.74% during the six months ended June 30, 1995.

The increase (decrease) during the three months ended June 30, 1996 from the three months ended June 30, 1995 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                             VOLUME/
                         VOLUME     RATE      RATE     TOTAL
                        --------- --------- --------- --------
ASSETS:
- - - -------
Loans:
 Commercial............ $ 42,859  $ (7,714) $ (2,799) $ 32,346
 Mortgage..............   62,351   (21,575)   (4,153)   36,623
 Installment...........   22,943    (3,556)   (2,481)   16,906
 Other.................    7,451    (6,449)     (882)      120
                         -------   -------   -------   -------
  Total loans..........  135,604   (39,294)  (10,315)   85,995
 Investment securities.   (9,835)  (23,902)      845   (32,892)
 Federal funds sold....  (16,316)   (6,698)    1,958   (21,056)
                         -------   -------   -------   -------
Total interest income..  109,453   (69,894)   (7,512)   32,047
                         -------   -------   -------   -------

LIABILITIES:
- - - ------------
Interest-bearing deposits:
 NOW accounts..........    3,853    (4,128)     (588)     (863)
 Money market accounts.    4,553   (11,487)     (900)   (7,834)
 Savings deposits......      532    (1,986)     (105)   (1,559)
 Time deposits:
  Under $100,000.......  (22,612)  (18,338)      432   (40,518)
  $100,000 and over....    2,311    (1,780)     (214)      317
                         -------   -------   -------   -------
 Total interest-
  bearing deposits.....  (11,363)  (37,719)   (1,375)  (50,457)
Securities sold under
 agreements to
 repurchase............    3,355    (3,537)   (1,025)   (1,207)
                         -------   -------   -------   -------
Total interest expense.   (8,008)  (41,256)   (2,400)  (51,664)
                         -------   -------   -------   -------

Net interest income.... $117,461  $(28,638) $ (5,112) $ 83,711
                         =======   =======   =======   =======

The Bank's net interest income increased to $702,000 during the three months ended June 30, 1996 from $619,000 during the three months ended June 30, 1995, an increase of $83,000 or 13.53%. The increase was primarily due to the increase in the Bank's average total assets and the increased net interest margin. The 16.87% volume increase in 1996 from 1995 in loan interest income was primarily attributable to the 16.64% increase in average loans.

The 7.86% volume decrease in 1996 from 1995 in investment interest income was primarily attributable to the 8.09% decrease in average investments. The 1.55% volume decrease in 1996 from 1995 in interest expense was primarily attributable to the 6.41% decrease in average time deposits under $100,000, partially offset with the increase in the remaining interest-bearing liabilities. The yield on the investment portfolio decreased 58 basis points reflecting primarily the decrease in yields on federal funds sold. The interest rates paid on interest-bearing liabilities decreased 49 basis points as the Bank paid lower interest rates on new deposit accounts than those maturing subsequent to 1995. The overall result was an increase in the net interest margin to 4.85% during the three months ended June 30, 1996 from 4.56% during the three months ended June 30, 1995.

As interest rates continue to change, the Bank's net interest margin may be squeezed by the repricing of the interest-earning assets at different times than the repricing of interest-costing liabilities.

PROVISION FOR LOAN LOSSES

The Bank made no provision for loan losses during the six and three months ended June 30, 1996, as compared to $22,000 and $6,000 during the six and three months ended June 30, 1995. Net charge-offs (recoveries) during the six months ended June 30, 1996 were $(75,000) as compared to $494,000 during the six months ended June 30, 1995. As of June 30, 1996 and December 31, 1995, the allowance for loan losses as a percentage of loans net of unearned income was 2.31% and 2.33%, respectively, and as a percentage of non-accrual loans was 146.09% and 126.01%, respectively. See "--Financial Condition -- Allowance for Loan Losses".

NON-INTEREST INCOME

Deposit service charge income decreased to $227,000 and $118,000 (or .82% and
 .86% of average deposits) during the six and three months ended June 30, 1996, from $248,000 and $124,000 (or .97% and .93% of average deposits) during the six and three months ended June 30, 1995, or respective decreases of $21,000 or 8.34% and $6,000 or 5.08%. These decreases were primarily due to the decreased volume in overdraft charges.

NON-INTEREST EXPENSE

Personnel expenses decreased to $611,000 during the six months ended June 30, 1996, from $616,000 during the six months ended June 30, 1995, or a decrease of $5,000 or .73%. This decrease primarily resulted from a decrease in the number of employees. Personnel expenses increased to $300,000 during the three months ended June 30, 1996, from $295,000 during the three months ended June 30, 1995, or an increase of $5,000 or 1.66%. This increase primarily resulted from increased compensation paid to existing employees. The monthly average of full-time equivalent employees during the six and three months ended June 30, 1996 was 33.00 and 32.63, respectively, as compared to 32.43 and 32.00 employees during the six and three months ended June 30, 1995, respectively.
As of June 30, 1996 and December 31, 1995, the Bank employed 30 and 31 full-time and three and two part-time employees, respectively.

Occupancy expense decreased to $273,000 and $137,000 during the six and three months ended June 30, 1996,respectively, from $296,000 and $145,000 during the six and three months ended June 30, 1995, or respective decreases of $23,000 or 7.78% and $8,000 or 5.68%. These decreases primarily resulted from lower depreciation expense as assets became fully depreciated.

Legal expenses increased to $67,000 and $36,000 during the six and three months ended June 30, 1996, respectively, from $59,000 and $33,000 during the six and three months ended June 30, 1995, or respective increases of $8,000 or 14.13% and $3,000 or 9.51%. These increases reflected attorney's costs for collection efforts on certain loans charged-off in prior years.

Loan collection expenses, excluding legal expenses but including real estate taxes, insurance, gain (loss) on the sale of other real estate owned, and appraisal costs on real estate in foreclosure, decreased to $43,000 and $5,000 during the six and three months ended June 30, 1996, respectively, from $58,000 and $58,000 during the six and three months ended June 30, 1995, or respective decreases of $15,000 or 24.57% and $53,000 or 91.21%. These decreases primarily resulted from a reduction in write-downs and losses on disposal of other real estate owned.

Supplies expense increased to $38,000 and $18,000 during the six and three months ended June 30, 1996, respectively, from $27,000 and $13,000 during the six and three months ended June 30, 1995, or respective increases of $11,000 or 38.53% and $5,000 or 40.81%. These increases were primarily due to increased purchases of brochures.

FDIC insurance expense decreased to $17,000 and $8,000 during the six and three months ended June 30, 1996, respectively, from $74,000 and $36,000 during the six and three months ended June 30, 1995, or respective decreases of $57,000 or 77.56% and $28,000 or 76.84%. These decreases were primarily due to a decrease in FDIC insurance rates.

Other operating expenses decreased to $241,000 and $117,000 during the six and three months ended June 30, 1996, respectively, from $242,000 and $136,000 during the six and three months ended June 30, 1995, or respective decreases of $1,000 or .58% and $19,000 or 13.84%.

INCOME TAXES

During the six and three months ended June 30, 1996, the Company recorded a $30,000 and $15,000 deferred income tax asset, respectively, resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward. During the six and three months ended June 30, 1995, the Company recorded no net income tax expense or benefit as the Company was in a net operating loss carry forward position. At December 31, 1995, the Company had a net operating loss carry forward of $5.1 million for Federal income tax reporting purposes.

PART II. - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27 Financial Data Schedule (For SEC Use Only)

Reports

During the three months ended June 30, 1996, the Company filed no reports on Form 8-K.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTH FLORIDA BANK HOLDING CORPORATION




Date:  July 31, 1996      By:   /s/ William P. Valenti
       ---------------         -----------------------------------
                               William P. Valenti, President and
                                 Chief Executive Officer
                                  (Principal financial officer)


Date:  July 31, 1996      By:   /s/ Sharon Landel
       ---------------         -----------------------------------
                                Sharon Landel
                                  Accounting Manager
                                  (Principal accounting officer)