Form 10-Q
period 1996-09-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1996-11-04
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         --------------------------

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ------    ------

As of October 28, 1996, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                         PAGE
                                                                          NO.
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
        a) Consolidated Statements of Financial
           Condition - September 30, 1996 (Unaudited)
           and December 31, 1995.........................................  3

        b) Unaudited Consolidated Income Statements - Nine
           Months Ended September 30, 1996 and 1995......................  4

        c) Unaudited Consolidated Income Statements - Three
           Months Ended September 30, 1996 and 1995......................  5

        d) Unaudited Consolidated Statements of Cash Flows
           - Nine Months Ended September 30, 1996 and 1995...............  6

        e) Notes to Unaudited Consolidated
           Financial Statements..........................................  8

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................. 10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................ 23

SIGNATURES............................................................... 24


PART I. -  FINANCIAL INFORMATION

                       ITEM 1. - FINANCIAL STATEMENTS

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     SEPTEMBER 30,     DECEMBER 31,
                                          1996            1995
                                      -----------     -----------
                                                (Unaudited)
ASSETS
------
Cash and due from banks.............  $ 3,000,356     $ 2,744,597
Federal funds sold..................    2,608,000       5,337,000
Investments available-for-sale......    5,449,375      11,477,830
Investments held-to-maturity
 (market value of $9,696,000
 and $6,358,000)....................    9,767,038       6,389,222
Loans, net of allowance for loan
 losses of $936,471 and $852,270....   42,405,444      35,693,367
Premises and equipment, net.........      439,527         502,514
Accrued interest receivable.........      443,493         496,157
Other real estate owned.............      548,500         582,500
Other assets........................      467,004         366,932
                                      -----------     -----------
     Total assets...................  $65,128,737     $63,590,119
                                      ===========     ===========

LIABILITIES
-----------
Deposits:
 Demand deposits....................  $11,142,465     $10,390,053
 NOW accounts.......................    7,717,539       8,467,512
 Money market accounts..............    9,064,682       8,352,581
 Savings deposits...................    2,225,914       2,206,716
 Time deposits under $100,000.......   23,937,102      23,440,999
 Time deposits $100,000 and over....    3,536,998       3,132,975
                                      -----------     -----------
     Total deposits.................   57,624,700      55,990,836
Securities sold under
 agreements to repurchase...........      921,912       1,623,320
Accrued interest payable............      381,942         522,471
Other liabilities...................       82,851          67,407
                                      -----------     -----------
     Total liabilities..............   59,011,405      58,204,034
                                      -----------     -----------

SHAREHOLDERS' EQUITY
--------------------
Common stock, $.01 par value,
 10,000,000 shares authorized,
 1,210,975 and 1,195,975 shares
 outstanding........................       12,110          11,960
Additional paid-in capital..........   10,366,378      10,291,528
Net unrealized securities
 gains (losses).....................      (55,925)         20,655
Retained deficit....................   (4,205,231)     (4,938,058)
                                      -----------     -----------
 Total shareholders' equity.........    6,117,332       5,386,085
                                      -----------     -----------
     Total liabilities and
      shareholders' equity..........  $65,128,737     $63,590,119
                                      ===========     ===========

          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                         CONSOLIDATED INCOME STATEMENTS

                                               FOR THE NINE
                                         MONTHS ENDED SEPTEMBER 30,
                                         --------------------------
                                            1996           1995
                                         ----------     ----------
                                                 (Unaudited)
 INTEREST AND FEE INCOME
  FROM EARNING ASSETS:
  Loans...............................   $2,744,455     $2,411,604
  Federal funds sold..................      124,092        146,307
  Investment securities...............      732,320        766,830
                                         ----------     ----------
     Total interest income............    3,600,867      3,324,741
                                         ----------     ----------
 INTEREST EXPENSE:
  Deposits:
   NOW accounts.......................       94,297         99,744
   Money market accounts..............      177,771        217,290
   Savings deposits...................       38,414         43,264
   Time deposits under $100,000.......      961,600        964,706
   Time deposits $100,000 and over....      120,746        119,476
  Other...............................       31,694         28,890
                                         ----------     ----------
    Total interest expense............    1,424,522      1,473,370
                                         ----------     ----------
    NET INTEREST INCOME...............    2,176,345      1,851,371
 PROVISION FOR LOAN LOSSES............         ---          28,000
                                         ----------     ----------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES........    2,176,345      1,823,371
                                          ---------      ---------
 NON-INTEREST INCOME:
  Service charge income...............      328,970        362,659
  Realized securities gains...........        3,828           ---
  Other...............................      133,233         53,814
                                         ----------     ----------
    Total non-interest income.........      466,031        416,473
                                         ----------     ----------
 NON-INTEREST EXPENSES:
  Personnel expense...................      917,144        925,734
  Occupancy expense...................      397,805        442,685
  Legal expenses......................       84,007         70,274
  Supplies............................       49,161         40,413
  Loan collection expenses............       45,118         75,735
  Advertising.........................       42,166         43,741
  FDIC insurance......................       21,296         83,963
  Other ..............................      397,852        370,565
                                         ----------     ----------
    Total non-interest expenses.......    1,954,549      2,053,110
                                         ----------     ----------

 INCOME BEFORE INCOME TAXES...........      687,827        186,734
 BENEFIT FOR INCOME TAXES.............       45,000           ---
                                         ----------     ----------
 NET INCOME...........................   $  732,827     $  186,734
                                         ==========     ==========

 NET INCOME PER SHARE.................   $      .60     $      .19
                                         ==========     ==========
 Weighted average number of
  common shares and common share
  equivalents outstanding.............    1,218,065      1,002,875
                                          =========      =========

          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                         CONSOLIDATED INCOME STATEMENTS

                                                FOR THE THREE
                                         MONTHS ENDED SEPTEMBER 30,
                                         --------------------------
                                           1996           1995
                                         ----------     ----------
                                                 (Unaudited)
 INTEREST AND FEE INCOME
  FROM EARNING ASSETS:
  Loans...............................   $  939,798     $  851,067
  Federal funds sold..................       30,294         70,263
  Investment securities...............      219,883        270,255
                                         ----------     ----------
     Total interest income............    1,189,975      1,191,585
                                         ----------     ----------
 INTEREST EXPENSE:
  Deposits:
   NOW accounts.......................       29,564         33,254
   Money market accounts..............       58,175         68,419
   Savings deposits...................       12,653         13,874
   Time deposits under $100,000.......      320,754        377,404
   Time deposits $100,000 and over....       38,211         46,076
  Other...............................        9,966          9,634
                                         ----------     ----------
    Total interest expense............      469,323        548,661
                                         ----------     ----------
    NET INTEREST INCOME...............      720,652        642,924
 PROVISION FOR LOAN LOSSES............         ---           6,000
                                         ----------     ----------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES........      720,652        636,924
                                         ----------     ----------
 NON-INTEREST INCOME:
  Service charge income...............      101,592        114,600
  Realized securities gains...........         ---            ---
  Other...............................       90,276         16,577
                                         ----------     ----------
    Total non-interest income.........      191,868        131,177
                                         ----------     ----------
 NON-INTEREST EXPENSES:
  Personnel expense...................      305,700        309,772
  Occupancy expense...................      125,078        146,955
  Legal expenses......................       16,796         11,384
  Advertising.........................       11,867          7,067
  Supplies............................       11,348         13,117
  FDIC insurance......................        4,626          9,691
  Loan collection expenses............        1,693         18,164
  Other ..............................      156,991        128,287
                                         ----------     ----------
    Total non-interest expenses.......      634,099        644,437
                                         ----------     ----------

 INCOME BEFORE INCOME TAXES...........      278,421        123,664
 BENEFIT FOR INCOME TAXES.............       15,000           ---
                                         ----------     ----------
 NET INCOME...........................   $  293,421     $  123,664
                                         ==========     ==========

 NET INCOME PER SHARE.................   $      .24     $      .13
                                         ==========     ==========
 Weighted average number of
  common shares and common share
  equivalents outstanding.............    1,215,520      1,002,875
                                          =========      =========

          The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------------
                                          1996                       1995
                                      -----------                 -----------
                                                     (Unaudited)
CASH FLOWS PROVIDED BY (USED
 IN) OPERATING ACTIVITIES:
  Interest received...............   $ 3,653,531                   $ 3,196,821
  Non-interest income.............       466,031                       416,473
  Interest paid...................    (1,565,051)                   (1,264,553)
  Personnel expenses..............      (917,144)                     (925,734)
  Other operating expenditures....      (923,140)                   (1,036,593)
                                     -----------                   -----------
  Net cash provided by (used in)
     operating activities.........       714,227                       386,414
                                     -----------                   -----------
CASH FLOWS PROVIDED BY (USED
 IN) INVESTING ACTIVITIES:
  Investments available-for-sale:
    Purchases.....................    (3,049,983)                   (8,983,547)
    Maturities....................     7,000,000                     4,500,000
    Sales.........................     1,954,923                         ---
  Investments held-to-maturity:
    Purchases.....................    (4,239,999)                        ---
    Maturities....................       862,183                       170,090
  Proceeds from the sales of
   other real estate owned........        31,665                     1,532,318
  Increase in loans...............    (6,709,742)                   (3,299,472)
  Increase in premises and
   equipment......................       (43,971)                      (28,775)
                                     -----------                   -----------
    Net cash provided by (used
     in) investing activities.....    (4,194,924)                   (6,109,386)
                                     -----------                   -----------
CASH FLOWS PROVIDED BY (USED
 IN) FINANCING ACTIVITIES:
  Increase (Decrease) in:
   Demand deposits................       752,412                      (275,595)
   NOW accounts...................      (749,973)                    1,250,640
   Money market accounts..........       712,101                      (778,042)
   Savings deposits...............        19,198                      (239,472)
   Time deposits..................       900,126                     8,481,553
   Securities sold under
     agreements to repurchase.....      (701,408)                      512,842
  Exercise of stock options.......        75,000                         ---
                                     -----------                   -----------
    Net cash provided by (used
     in) financing activities.....     1,007,456                     8,951,926
                                     -----------                   -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS........    (2,473,241)                    3,228,954
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD...........     8,081,597                     4,331,235
                                     -----------                   -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD.................   $ 5,608,356                   $ 7,560,189
                                     ===========                   ===========

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

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                    Reconciliation of net income to net cash
                   provided by (used in) operating activities

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------
                                               1996                   1995
                                        -----------------        --------------
                                                       (Unaudited)
Net income ..........................     $ 732,827                $ 186,734

Adjustments:
 Provision for loan losses...........         ---                     28,000
 Depreciation and
  amortization.......................       106,958                  158,663
 Decrease (Increase) in accrued
  interest receivable................        52,664                 (127,920)
 Increase in other assets............       (53,137)                 (90,378)
 Increase (Decrease) in accrued
  interest payable...................      (140,529)                 208,817
 Increase (Decrease) in other
  liabilities........................        15,444                   22,498
                                          ---------                ---------

    Net cash provided by
     operating activities............     $ 714,227                $ 386,414
                                          =========                =========

Supplemental schedule
 of non-cash activities:

  Loans transferred to
   other real estate
   owned.............................     $  29,140                $  69,100

  Net unrealized securities
   gains (losses)....................       (76,580)                 (78,307)





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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of its operations for the nine and three months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine and three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE B-INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

At September 30, 1996 and December 31, 1995, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                       GROSS UNREALIZED     CARRYING
                           AMORTIZED   -----------------     VALUE
                              COST       GAINS    LOSSES   (FAIR VALUE)
                           ----------  ------  ---------  ------------
                                    (Unaudited)
INVESTMENTS
 AVAILABLE-FOR-SALE:
1996
----
U.S. Agency
 obligations due:
 In one year or less.....  $1,500,417  $ ---   $( 3,542)   $1,496,875
 After one year
  through five years.....   4,039,159    ---    (86,659)    3,952,500
                           ----------  ------  --------    ----------

   Total investments
    available-
    for-sale.............  $5,539,576  $ ---   $(90,201)   $5,449,375
                           ==========  ======  ========    ==========


1995
----
U.S. Agency
 obligations due:
 In one year or less...... $ 5,992,046  $32,466   $ (1,232)   $ 6,023,280
 After one year
  through five years......   5,452,470    6,020     (3,940)     5,454,550
                           -----------  -------   --------    -----------

   Total investments
    available-
    for-sale.............. $11,444,516  $38,486   $ (5,172)   $11,477,830
                           ===========  =======   ========    ===========

                               CARRYING
                                VALUE        GROSS UNREALIZED        ESTIMATED
                             (AMORTIZED    ---------------------       MARKET
                                COST)       GAINS        LOSSES        VALUE
                              ----------   ------       --------    ----------
                                               (Unaudited)
INVESTMENTS
 HELD-TO-MATURITY:
1996
----
U.S. Agency
 obligations due:
 In one year or less........  $  999,538   $ 1,932    $   ---      $1,001,470
After one year
  through five years........   6,003,765      ---      (30,769)     5,972,996
Collateralized mortgage
 obligations due
 after ten years............   2,763,735       402     (42,689)     2,721,448
                              ----------   -------    --------     ----------
  Total investments
   held-to-maturity.........  $9,767,038   $ 2,334    $(73,458)    $9,695,914
                              ==========   =======    ========     ==========
1995
----
U.S. Agency
 obligations due:
 In one year or less........  $  995,380   $17,120    $   ---      $1,012,500
After one year
  through five years........   3,050,945     2,175     (42,500)     3,010,620
Collateralized mortgage
 obligations due
 after ten years............   2,342,897     1,426      (9,497)     2,334,826
                              ----------   -------    --------     ----------
  Total investments
   held-to-maturity.......... $6,389,222   $20,721    $(51,997)    $6,357,946
                              ==========   =======    ========     ==========

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
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Consolidated total assets of South Florida Bank Holding Corporation (the "Holding Corporation"), its subsidiary South Florida Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $65.1 million as of September 30, 1996 from $63.6 million as of December 31, 1995, an increase of $1.5 million or 2.42%. During the nine months ended September 30, 1996, the Bank offered a new 15- month time deposit, which, coupled with an officers' calling program, resulted in a $1.6 million increase in deposits. The proceeds of these deposits, along with liquid assets, were used to fund the increase in loans receivable.

Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to- maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $60.2 million at September 30, 1996 from $58.9 million at December 31, 1995, an increase of $1.3 million or 2.26%. Non-earning assets (comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets) increased to $4.9 million at September 30, 1996 from $4.7 million at December 31, 1995, an increase of $206,000 or 4.39%.

Net loans increased to $42.4 million at September 30, 1996 from $35.7 million at December 31, 1995, an increase of $6.7 million or 18.80%. Mortgage loans which increased $3.6 million were the primary components of outstanding loans. Commercial loans increased $1.2 million and installment loans increased $1.8 million. Management's strategy is to lend to small-to-medium sized businesses. For a discussion of the $317,000 loans on non-accrual status at September 30, 1996, and the increase in the allowance for loan losses to $936,000 at September 30, 1996 from $852,000 at December 31, 1995, see "--Allowance for Loan Losses".

The investment portfolio decreased to $17.8 million at September 30, 1996 from $23.2 million at December 31, 1995, a decrease of $5.4 million or 23.18%. The decrease in the investment portfolio was primarily used to fund the increase in loans.

Deposits increased to $57.6 million at September 30, 1996 from $56.0 million at December 31, 1995, an increase of $1.6 million or 2.92%. Core deposits increased to $54.1 million at September 30, 1996 from $52.9 million at December 31, 1995, an increase of $1.2 million or 2.33%. This increase in core deposits primarily resulted from the new 15-month time deposits and deposits generated from the officers' calling program. At September 30, 1996 and December 31, 1995, the ratio of net loans to deposits was 73.59% and 63.75%, respectively.

Securities sold under agreements to repurchase ("Sweep Accounts") decreased to $922,000 at September 30, 1996 from $1.6 million at December 31, 1995, a decrease of $701,000 or 43.21%. This decrease resulted from Sweep Accounts closing as originally contracted with the customers.

The Holding Corporation's shareholders' equity increased to $6.1 million at September 30, 1996 from $5.4 million at December 31, 1995, an increase of $731,000 or 13.58%. This increase was primarily the result of net income of $733,000 during 1996 and the exercise of 15,000 stock options for $75,000, partially offset with the $77,000 decrease resulting from unrealized securities losses. See "--Results of Operations". See "--Capital Resources" for additional information regarding the Bank's capital ratios.

For the nine months ended September 30, 1996 and 1995, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                  AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                     1996                              1995
                                      --------------------------------  --------------------------------
                                        AVERAGE                 YIELD/    AVERAGE                 YIELD/
ASSETS:                                 BALANCE      INTEREST    RATE     BALANCE      INTEREST    RATE
-------                               -----------   ----------  ------  -----------   ----------  ------
Loans (including non-accruing loans):
 Commercial.......................... $ 7,415,756   $  573,993  10.34%  $ 6,136,455   $  473,555  10.32%
 Mortgage (a)........................  26,425,175    1,803,749   9.12    23,469,665    1,642,154   9.35
 Installment.........................   2,324,535      154,234   8.86     1,462,571      106,943   9.78
 Other...............................   2,812,373      212,479  10.09     2,447,581      188,952  10.32
                                      -----------   ----------  -----   -----------   ----------  -----
Total loans, net of unearned income..  38,977,839    2,744,455   9.41    33,516,272    2,411,604   9.62
Investment securities - all taxable..  16,572,891      732,320   5.89    16,475,044      766,830   6.21
Federal funds sold...................   3,109,390      124,092   5.33     3,301,329      146,307   5.93
                                      -----------   ----------  -----   -----------   ----------  -----
Total earning assets - all taxable...  58,660,120   $3,600,867   8.20%   53,292,645   $3,324,741   8.34%
                                                    ==========  =====                 ==========  =====
Cash and due from banks..............   2,742,840                         2,441,439
Other assets.........................   1,866,105                         2,912,679
Allowance for loan losses............    (929,147)                       (1,015,486)
                                      -----------                       -----------
Total assets......................... $62,339,918                       $57,631,277
                                      ===========                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest-bearing deposits:
 NOW accounts........................ $ 7,650,822   $   94,297   1.65%  $ 6,881,077   $   99,744   1.94%
 Money market accounts...............   9,504,685      186,564   2.62     9,393,031      217,290   3.09
 Savings deposits....................   2,312,747       38,414   2.22     2,266,678       43,264   2.55
 Time deposits:
  Under $100,000.....................  22,154,076      961,600   5.80    21,892,611      964,706   5.89
  $100,000 and over..................   2,917,907      120,746   5.53     2,775,633      119,476   5.76
                                      -----------   ----------  -----   -----------   ----------  -----
Total interest-bearing deposits......  44,540,237    1,401,621   4.20    43,209,030    1,444,480   4.47
Securities sold under agreements to
 repurchase..........................   1,307,390       31,694   3.24       892,952       28,890   4.33
                                      -----------   ----------  -----   -----------   ----------  -----
Total interest-bearing liabilities...  45,847,627   $1,433,315   4.18%   44,101,982   $1,473,370   4.47%
                                                    ==========  =====                 ==========  =====
Demand deposits......................  10,758,786                         9,370,625
Other liabilities....................     434,291                           427,128
Shareholders' equity.................   5,299,214                         3,731,542
                                      -----------                       -----------
Total liabilities and
 shareholders' equity................ $62,339,918                       $57,631,277
                                      ===========                       ===========

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread.................                            4.02%                             3.87%
                                                                =====                             =====
Excess of total earning assets over
 total interest-bearing liabilities.. $12,812,493                       $ 9,190,663
                                      ===========                       ===========
Net yield on interest-earning assets.               $2,167,552   4.94%                $1,851,371   4.64%
                                                    ==========   ====                 ==========  =====



(a) Interest income on mortgage loans included loan fees recognized as income of $10,000 and $13,000 during the nine months ended September 30, 1996 and 1995, respectively.

For the three months ended September 30, 1996 and 1995, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                 AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                     1996                              1995
                                      --------------------------------  --------------------------------
                                        AVERAGE                 YIELD/    AVERAGE                 YIELD/
ASSETS:                                 BALANCE      INTEREST    RATE     BALANCE      INTEREST    RATE
-------                               -----------   ----------  ------  -----------   ----------  ------
Loans (including non-accruing loans):
 Commercial.......................... $ 7,726,260   $  182,605   9.40%  $ 5,948,212   $  169,615  11.31%
 Mortgage (a)........................  27,809,654      621,272   8.89    24,642,114      590,890   9.51
 Installment.........................   2,877,287       61,817   8.55     1,414,270       35,347   9.92
 Other...............................   2,969,566       74,104   9.93     2,545,136       55,215   8.61
                                      -----------   ----------  -----   -----------   ----------  -----
Total loans, net of unearned income..  41,382,767      939,798   9.03    34,549,732      851,067   9.77
Investment securities - all taxable..  15,034,726      219,883   5.85    17,582,217      270,255   6.15
Federal funds sold...................   2,268,244       30,294   5.31     4,820,708       70,263   5.78
                                      -----------   ----------  -----   -----------   ----------  -----
Total earning assets - all taxable...  58,685,737   $1,189,975   8.07%   56,952,657   $1,191,585   8.30%
                                                    ==========  =====                 ==========  =====
Cash and due from banks..............   2,680,664                         2,505,294
Other assets.........................   1,860,748                         2,391,500
Allowance for loan losses............    (933,419)                         (881,357)
                                      -----------                       -----------
Total assets......................... $62,293,730                       $60,968,094
                                      ===========                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest-bearing deposits:
 NOW accounts........................ $ 7,333,599   $   29,564   1.60%  $ 7,021,900   $   33,254   1.88%
 Money market accounts...............   9,427,588       61,235   2.58     9,477,062       68,419   2.86
 Savings deposits....................   2,299,707       12,653   2.19     2,304,259       13,874   2.39
 Time deposits:
  Under $100,000.....................  22,262,983      320,754   5.73    24,522,765      377,404   6.11
  $100,000 and over..................   2,867,226       38,211   5.30     3,088,599       46,076   5.92
                                      -----------   ----------  -----   -----------   ----------  -----
Total interest-bearing deposits......  44,191,103      462,417   4.16    46,414,585      539,027   4.61
Securities sold under agreements to
 repurchase..........................   1,203,599        9,966   3.29       969,815        9,634   3.94
                                      -----------   ----------  -----   -----------   ----------  -----
Total interest-bearing liabilities...  45,394,702   $  472,383   4.14%   47,384,400   $  548,661   4.59%
                                                    ==========  =====                 ==========  =====
Demand deposits......................  10,940,056                         9,233,908
Other liabilities....................     426,387                           515,442
Shareholders' equity.................   5,532,585                         3,834,344
                                      -----------                       -----------
Total liabilities and
 shareholders' equity................ $62,293,730                       $60,968,094
                                      ===========                       ===========

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread.................                            3.93%                             3.71%
                                                                =====                             =====
Excess of total earning assets over
 total interest-bearing liabilities.. $13,291,035                       $ 9,568,257
                                      ===========                       ===========
Net yield on interest-earning assets.               $  717,592   4.86%                $  642,924   4.48%
                                                    ==========   ====                 ==========  =====



(a) Interest income on mortgage loans included loan fees recognized as income of $6,000 and $2,000 during the three months ended September 30, 1996 and 1995, respectively.

LOAN PORTFOLIO

The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. At September 30, 1996 and December 31, 1995, the composition of the Bank's loan portfolio was as follows:

                            1996                1995
                    ------------------  ------------------
                                 % OF                 % OF
                                 TOTAL               TOTAL
                       AMOUNT    LOANS     AMOUNT    LOANS
                    -----------  -----  -----------  -----
Commercial......... $ 8,233,234  19.00% $ 7,081,642  19.38%
Mortgage: (a)
  Construction.....   1,283,610   2.96    1,331,809   3.64
  Non-construction.  27,571,678  63.61   23,909,249  65.42
Installment (b)....   3,268,216   7.54    1,490,577   4.08
Other loans (c)....   2,985,177   6.89    2,732,360   7.48
                    ----------- ------  ----------- ------
Total loans, net of
  unearned income..  43,341,915 100.00%  36,545,637 100.00%
                                ======              ======
Allowance for loan
  losses...........    (936,471)  2.16%    (852,270)  2.33%
                    ----------- ======  ----------- ======

Loans, net......... $42,405,444         $35,693,367
                    ===========         ===========

___________________
(a) In addition to loans for the purchase, construction, improvement of or investment in real estate, the Bank's real estate loans include all loans for various other consumer or business purposes which are secured by real estate mortgages.
(b) Installment loans generally include loans secured with mobile homes, automobiles, trucks, boats, and equipment.
(c) Other loans generally include credit card loans, equity lines to individuals, deposit overdraft protection and deposit overdrafts.

New loans and loan renewals are reviewed by management and the Directors, including the potential created for possible credit concentrations. Management reviews the loan portfolio on a quarterly basis for potential credit concentrations. Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. At September 30, 1996 and December 31, 1995, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business, exceeded 10% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 66.57% and 69.06%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 1996 and 1995, the Bank's loan loss experience and its provision for loan losses were as follows:

                                         1996             1995
                                      -----------      -----------
Average loans outstanding...........  $38,977,839      $33,516,272
                                      ===========      ===========

Net loans at end of period..........  $42,405,444      $34,950,018
                                      ===========      ===========

Allowance for loan losses at
  beginning of period...............  $   852,270      $ 1,342,763

Loans charged-off:
  Commercial........................       27,535          228,732
  Mortgage..........................       17,348          465,226
  Installment.......................        3,303            6,092
  Other loans.......................        8,687           50,952
                                      -----------      -----------
Total loans charged-off.............       56,873          751,002
                                      -----------      -----------
Recoveries of loans
  previously charged-off:
    Commercial......................      115,993          142,474
    Mortgage........................       20,302           89,890
    Installment.....................        3,097            6,956
    Other loans.....................        1,682            4,000
                                      -----------      -----------
Total recoveries....................      141,074          243,320
                                      -----------      -----------

Net loan charge-offs (recoveries)...      (84,201)         507,682

Provision charged to expense........        ---             28,000
                                      -----------      -----------

Allowance for loan losses at
  end of period.....................  $   936,471      $   863,081
                                      ===========      ===========

Ratio of net charge-offs during
  period to average net
  loans outstanding.................         (.29)%           2.02%

Allowance for loan losses as a
  percentage of loans, net of
  unearned income at end of period..         2.16 %           2.41%


During 1996, eleven loans were charged-off. During 1996, the two largest loan recoveries were $48,000 and $31,000, or 55.59% of total recoveries. The remaining recoveries which totaled $62,000 encompassed 24 loans, none of which exceeded $16,000.

At September 30, 1996 and December 31, 1995, the Bank's non-performing loans and repossessed assets were as follows:

                                    1996               1995
                             ------------------   ------------------
                                           % OF                % OF
                               AMOUNT     LOANS     AMOUNT     LOANS
                             ----------   -----   ----------   -----
Non-accruing loans:
 Under 90 days delinquent... $  122,909    .28%   $  262,855    .72%
 90 or more days delinquent.    194,063    .45       413,477   1.13
                             ----------   ----    ----------   ----
Total non-accruing loans.... $  316,972    .73%   $  676,332   1.85%
                             ==========   ====    ==========   ====
Total real estate owned..... $  548,500   1.27%   $  582,500   1.59%
                             ----------  ----     ----------   ----
Total non-performing assets. $  865,472   2.00%   $1,258,832   3.44%
                             ==========   ====    ==========   ====

Loans delinquent and
 accruing:
 30 to 59 days.............. $   34,820    .08%   $  145,495    .40%
 60 to 89 days..............     25,482    .06        82,371    .22
                             ----------   ----    ----------   ----
   Total.................... $   60,302    .14%   $  227,866    .62%
                             ==========   ====    ==========   ====
Total delinquencies
 30 days and over........... $  377,274    .87%   $  904,198   2.47%
                             ==========   ====    ==========   ====

Non-performing assets decreased to $865,000 at September 30, 1996 from $1.3 million at December 31, 1995, or a decrease of $393,000 or 31.25%. This decrease occurred primarily due to loan repayments on certain loans allowing the loans to be returned to accrual status, loan repayments on other loans which remain on non-accrual status, and the Bank writing-down a certain piece of other real estate owned by $34,000. The ratio of non-performing loans as a percent of total loans, net of unearned income, was .73% and 1.85% at September 30, 1996 and December 31, 1995, respectively. The allowance for loan losses as a percentage of non-performing loans was 295.44% and 126.01% at September 30, 1996 and December 31, 1995, respectively.

Non-accruing loans totaled $317,000 on September 30, 1996 compared to $676,000 on December 31, 1995, a decrease of $359,000 or 53.13%. The largest non-accruing loan at September 30, 1996 was a $123,000 first mortgage loan secured with commercial real estate. As of September 30, 1996, this loan was current.

As of September 30, 1996, other real estate owned, all of which is located in Lee County, Florida and which was recorded at the lower of fair value or the loan balance, was comprised of two parcels of raw land with a carrying value of $535,500 (and a fair value of $572,000) and two single-family residential lots with a carrying value of $13,000 (and a fair value of $14,000).

SHORT-TERM BORROWINGS

The Bank has entered into short-term borrowing arrangements with certain of its customers. These arrangements, entitled "Sweep Accounts", call for the Bank to automatically transfer customer funds in excess of certain pre-defined amounts from the customer's insured deposit account to the Sweep Account. The Sweep Accounts mature weekly and were collateralized with U. S. Government agency securities totaling $968,000 at September 30, 1996 and $1.7 million at December 31, 1995; accordingly, they were classified on the Company's consolidated statements of financial condition as securities sold under agreements to repurchase.

For the nine months ended September 30, 1996 and 1995, the Bank's short-term borrowings were as follows:

                                1996       1995
                             ----------  --------
Period ended September 30:
 Average indebtedness
  outstanding.............   $1,307,390    $892,952
 Average rate paid........         3.24%       4.33%
 Maximum indebtedness
   at any month-end.......   $1,415,369  $1,186,000

At September 30:
 Balance outstanding......   $  921,912  $1,006,160
 Rate paid................         3.14%       3.84%

CAPITAL RESOURCES

The Holding Corporation's total shareholders' equity was $6.1 million and $5.4 million at September 30, 1996 and December 31, 1995, respectively. This increase was the result of 1996's net income of $733,000 and the $75,000 proceeds from the exercise of stock options, partially offset with the $77,000 decrease resulting from unrealized securities losses. The Bank's total shareholder's equity was $5.7 million and $5.0 million at September 30, 1996 and December 31, 1995, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $742,000 partially offset with the $77,000 decrease in the unrealized securities gains (losses) to September 30, 1996 from December 31, 1995.

The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended September 30, 1996 and December 31, 1995) ratios as compared to the ratios mandated by the FDIC were as follows:

                                    TOTAL          TIER 1
                                  RISK-BASED     RISK-BASED    LEVERAGE
       CATEGORY                  CAPITAL RATIO  CAPITAL RATIO   RATIO
       --------                  -------------  -------------  --------
Well capitalized per FDIC
  (minimum ratios)..............    10.00%           6.00%       5.00%
Bank:
  December 31, 1995.............    13.33           12.07        8.05
  September 30, 1996............    13.68           12.42        9.19

LIQUIDITY

During the nine months ended September 30, 1996 and 1995, investing activities used $4.2 million and $6.1 million, respectively, of cash. During the nine months ended September 30, 1996 and 1995, financing activities provided $1.0 million and $9.0 million, respectively, of cash. During the nine months ended September 30, 1996, the Bank offered a new 15-month time deposit, which, coupled with an officers' calling program, resulted in a $1.6 million increase in deposits. The proceeds of these deposits, along with liquid assets, were used to fund the increase in loans receivable.

RESULTS OF OPERATIONS

SUMMARY

The Company's net income was $733,000 and $293,000 for the nine and three months ended September 30, 1996, or $.60 and $.24 per share, as compared to $187,000 and $124,000 for the nine and three months ended September 30, 1995, or $.19 and $.13 per share. The $546,000 increase in the Company's net income during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily resulted from a $325,000 increase in net interest income, a $50,000 increase in non-interest income, a $99,000 decrease in non-interest expense and a $45,000 benefit for income taxes. The $169,000 increase in the Company's net income during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 primarily resulted from a $78,000 increase in net interest income, a $61,000 increase in non-interest income and a $15,000 benefit for income taxes.

In addition, the Bank made no provision for loan losses during 1996 as compared to a provision for loan losses of $28,000 during the nine months ended September 30, 1995. However, the loan loss allowance increased at September 30, 1996 from December 31, 1995 due to net loan recoveries of $84,000 during the nine months ended September 30, 1996.

For the nine and three months ended September 30, 1996 and 1995, the Company's performance ratios were as follows:

                                        1996              1995
                                    -------------    -------------
                                     NINE   THREE     NINE   THREE
                                    ------  -----    ------  -----
Return on average
   assets (annualized).............  1.57%   1.88%     .43%   .81%
Return on average
   equity (annualized)............. 18.44   21.21     6.67  12.90
Average equity to average assets...  8.50    8.88     6.47   6.29

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

The increase (decrease) during the nine months ended September 30, 1996 from the nine months ended September 30, 1995 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                             VOLUME/
                         VOLUME     RATE      RATE     TOTAL
                        --------- --------- --------- --------
ASSETS:
-------
Loans:
 Commercial............ $ 98,996  $    984  $    458  $100,438
 Mortgage..............  207,363   (41,732)   (4,036)  161,595
 Installment...........   63,200   (10,017)   (5,892)   47,291
 Other.................   28,239    (4,215)     (497)   23,527
                        --------  --------  --------  --------
  Total loans..........  397,798   (54,980)   (9,967)  332,851
 Investment securities.    4,554   (38,834)     (230)  (34,510)
 Federal funds sold....   (8,530)  (14,716)    1,031   (22,215)
                        --------  --------  --------  --------
Total interest income..  393,822  (108,530)   (9,166)  276,126
                        --------  --------  --------  --------

LIABILITIES:
------------
Interest-bearing deposits:
 NOW accounts..........   11,188   (15,053)   (1,582)   (5,447)
 Money market accounts.    2,590   (33,178)     (138)  (30,726)
 Savings deposits......      882    (5,665)      (67)   (4,850)
 Time deposits:
  Under $100,000.......   11,553   (15,371)      712    (3,106)
  $100,000 and over....    6,141    (4,736)     (135)    1,270
                        --------  --------  --------  --------
 Total interest-
  bearing deposits.....   32,354   (74,003)   (1,210)  (42,859)
Securities sold under
 agreements to
 repurchase............   13,445    (7,283)   (3,358)    2,804
                        --------  --------  --------  --------
Total interest expense.   45,799   (81,286)   (4,568)  (40,055)
                        --------  --------  --------  --------

Net interest income.... $348,023  $(27,244) $ (4,598) $316,181
                        ========  ========  ========  ========

The Bank's net interest income increased to $2.2 million during the nine months ended September 30, 1996 from $1.9 million during the nine months ended September 30, 1995, an increase of $316,000 or 17.08%. The increase was primarily due to the increase in the Bank's average total loans and the increased net interest margin. The 16.50% volume increase in 1996 from 1995 in loan interest income was primarily attributable to the 14.01% increase in average loans. The
 .44% volume decrease in 1996 from 1995 in investment interest income was primarily attributable to the .48% decrease in average investments. The 11.85% volume increase in 1996 from 1995 in interest expense was primarily attributable to the 9.15% increase in average interest- bearing liabilities. The interest rate variance for loans primarily resulted from interest recoveries during the nine months ended September 30, 1996 for interest charged-off prior to December 31, 1995. The yield on the investment portfolio decreased 37 basis points reflecting primarily the decrease in yields on federal funds sold. The interest rates paid on interest-bearing liabilities decreased 29 basis points as the Bank paid lower interest rates on new deposit accounts than those maturing subsequent to 1995. The overall result was an increase in the net interest margin to 4.94% during the nine months ended September 30, 1996 from 4.64% during the nine months ended September 30, 1995.

The increase (decrease) during the three months ended September 30, 1996 from the three months ended September 30, 1995 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                             VOLUME/
                         VOLUME     RATE      RATE     TOTAL
                        --------- --------- --------- --------
ASSETS:
-------
Loans:
 Commercial............ $ 50,288  $(28,414) $ (8,884) $ 12,990
 Mortgage..............   75,335   (38,556)   (6,397)   30,382
 Installment...........   36,267    (4,839)   (4,958)   26,470
 Other.................    9,133     8,403     1,353    18,889
                        --------  --------  --------  --------
  Total loans..........  171,023   (63,406)  (18,886)   88,731
 Investment securities.  (39,157)  (13,115)    1,900   (50,372)
 Federal funds sold....  (36,900)   (5,656)    2,587   (39,969)
                        --------  --------  --------  --------
Total interest income..   94,966   (82,177)  (14,399)   (1,610)
                        --------  --------  --------  --------
LIABILITIES:
------------
Interest-bearing deposits:
 NOW accounts..........    1,464    (4,829)     (325)   (3,690)
 Money market accounts.     (354)   (6,639)     (191)   (7,184)
 Savings deposits......      (27)   (1,152)      (42)   (1,221)
 Time deposits:
  Under $100,000.......  (34,494)  (22,936)      780   (56,650)
  $100,000 and over....   (3,276)   (4,763)      174    (7,865)
                        --------  --------  --------  --------
 Total interest-
  bearing deposits.....  (36,687)  (40,319)      396   (76,610)
Securities sold under
 agreements to
 repurchase............    2,303    (1,569)     (402)      332
                        --------  --------  --------  --------
Total interest expense.  (34,384)  (41,888)       (6)  (76,278)
                        --------  --------  --------  --------
Net interest income.... $129,350  $(40,289) $(14,393) $ 74,668
                        ========  ========  ========  ========


The Bank's net interest income increased to $718,000 during the three months ended September 30, 1996 from $643,000 during the three months ended September 30, 1995, an increase of $75,000 or 11.61%. The increase was primarily due to the increase in the Bank's average total assets and the increased net interest margin. The 20.10% volume increase in 1996 from 1995 in loan interest income was primarily attributable to the 16.51% increase in average loans. The 22.34% volume decrease in 1996 from 1995 in investment interest income was primarily attributable to the 29.47% decrease in average investments. The 6.27% volume decrease in 1996 from 1995 in interest expense was primarily attributable to the 4.38% decrease in average interest-bearing liabilities. The yield on the investment portfolio decreased 25 basis points reflecting primarily the decrease in yields on federal funds sold. The interest rates paid on interest-bearing liabilities decreased 45 basis points as the Bank paid lower interest rates on new deposit accounts than those maturing subsequent to 1995. The overall result was an increase in the net interest margin to 4.86% during the three months ended September 30, 1996 from 4.48% during the three months ended September 30, 1995.

As interest rates continue to change, the Bank's net interest margin will continue to change by the repricing of the interest-earning assets at different times than the repricing of interest-costing liabilities.

PROVISION FOR LOAN LOSSES

The Bank made no provision for loan losses during the nine and three months ended September 30, 1996, as compared to $28,000 and $6,000 during the nine and three months ended September 30, 1995. Net charge-offs (recoveries) during the nine months ended September 30, 1996 were $(84,000) as compared to $508,000 during the nine months ended September 30, 1995. As of September 30, 1996 and December 31, 1995, the allowance for loan losses as a percentage of loans net of unearned income was 2.16% and 2.33%, respectively, and as a percentage of non-accrual loans was 295.44% and 126.01%, respectively. See "--Financial Condition -- Allowance for Loan Losses".

NON-INTEREST INCOME

Deposit service charge income decreased to $329,000 and $102,000 (or .79% and
 .74% of average deposits) during the nine and three months ended September 30, 1996, from $363,000 and $115,000 (or .92% and .96% of average deposits) during the nine and three months ended September 30, 1995, or respective decreases of $34,000 or 9.29% and $13,000 or 11.35%. These decreases were primarily due to the decreased volume in overdraft charges.

Other non-interest income increased to $133,000 and $90,000 during the nine and three months ended September 30, 1996, from $54,000 and $17,000 during the nine and three months ended September 30, 1995, or respective increases of $79,000 or 147.58% and $73,000 or 444.59%. These increases resulted from a $70,000 settlement with Lee County for business damages resulting from the Mid-Point bridge construction in front of the Colonial branch.

NON-INTEREST EXPENSE

Personnel expenses decreased to $917,000 and $306,000 during the nine and three months ended September 30, 1996, respectively, from $926,000 and $310,000 during the nine and three months ended September 30, 1995, or respective decreases of $9,000 or .93% and $4,000 or 1.31%. These decreases primarily resulted from a decrease in the number of employees. The average of month-end full-time equivalent employees during the nine and three months ended September 30, 1996 was 32.60 and 32.63, respectively, as compared to 33.95 and 32.25 employees during the nine and three months ended September 30, 1995, respectively. As of September 30, 1996 and December 31, 1995, the Bank employed 32 and 31 full-time and four and two part-time employees, respectively.

Occupancy expense decreased to $398,000 and $125,000 during the nine and three months ended September 30, 1996, respectively, from $443,000 and $147,000 during the nine and three months ended September 30, 1995, or respective decreases of $45,000 or 10.14% and $22,000 or 14.89%. These decreases primarily resulted from lower depreciation expense as assets became fully depreciated.

Legal expenses increased to $84,000 and $17,000 during the nine and three months ended September 30, 1996, respectively, from $70,000 and $11,000 during the nine and three months ended September 30, 1995, or respective increases of $14,000 or 19.54% and $6,000 or 47.54%. These increases reflected attorney's costs for collection efforts on certain loans charged-off in prior years.

Loan collection expenses, excluding legal expenses but including real estate taxes, insurance, gain (loss) on the sale of other real estate owned, and appraisal costs on real estate in foreclosure, decreased to $45,000 and $2,000 during the nine and three months ended September 30, 1996, respectively, from $76,000 and $18,000 during the nine and three months ended September 30, 1995, or respective decreases of $31,000 or 40.43% and $16,000 or 90.68%. These decreases primarily resulted from a reduction in write-downs and losses on disposal of other real estate owned.

FDIC insurance expense decreased to $21,000 and $5,000 during the nine and three months ended September 30, 1996, respectively, from $84,000 and $10,000 during the nine and three months ended September 30, 1995, or respective decreases of $63,000 or 74.64% and $5,000 or 52.26%. These decreases were primarily due to a decrease in FDIC insurance rates.

Other operating expenses increased to $398,000 and $157,000 during the nine and three months ended September 30, 1996, respectively, from $371,000 and $128,000 during the nine and three months ended September 30, 1995, or respective increases of $27,000 or 7.36% and $29,000 or 22.37%. These increases resulted primarily from increased intangible tax expense.

INCOME TAXES

During the nine and three months ended September 30, 1996, the Company recorded a $45,000 and $15,000 deferred income tax asset, respectively, resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward. During the nine and three months ended September 30, 1995, the Company recorded no net income tax expense or benefit.



PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

           27   Financial Data Schedule (FOR SEC USE ONLY)

         Reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTH FLORIDA BANK HOLDING CORPORATION




Date:  October 28, 1996                 By:   /s/ William P. Valenti
      ---------------------------          ---------------------------------
                                           William P. Valenti, President and
                                             Chief Executive Officer
                                             (Principal financial officer)




Date:  October 28, 1996                 By:   /s/ Sharon Landel
      ---------------------------          ---------------------------------
                                           Sharon Landel
                                             Controller
                                             (Principal accounting officer)