Form 10KSB
period 1996-12-31
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1997-03-27
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    Securities registered pursuant to Section 12(b) of the Act:
    NONE Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


         CHECK WHETHER THE ISSUER HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
         ---  ---

         CHECK IF DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF ISSUER'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

         THE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WAS $5,481,185.

         THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE ISSUER IS $7,006,741, BASED ON THE PRICE AT WHICH SHARES OF COMMON STOCK WERE SOLD ON MARCH 12, 1997.

         AS OF MARCH 14, 1997, THERE WERE ISSUED AND OUTSTANDING 1,210,975 SHARES OF THE ISSUER'S COMMON STOCK.


                       DOCUMENTS INCORPORATED BY REFERENCE

         1. PORTIONS OF THE 1996 ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED INTO PART II, ITEMS 5 THROUGH 8 OF THIS ANNUAL REPORT ON FORM 10-KSB.

         2. PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 22, 1997 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE ISSUER'S FISCAL YEAR END ARE INCORPORATED INTO PART III, ITEMS 10 THROUGH 13 OF THIS ANNUAL REPORT ON FORM 10-KSB.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

Part I
------
Item 1.          Business.................................................................................       1

                   General................................................................................       1
                   Deposits...............................................................................       1
                   Loan Portfolio.........................................................................       2
                   Investments............................................................................       3
                   Correspondent Banking..................................................................       3
                   Data Processing........................................................................       4
                   Effect of Governmental Policies........................................................       4
                   Interest and Usury.....................................................................       4
                   Supervision and Regulation.............................................................       4
                   Industry Restructuring.................................................................      11
                   Competition............................................................................      11
                   Employees..............................................................................      12
                   Statistical Profile and Other Financial Data...........................................      12

Item 2.          Properties...............................................................................      12

Item 3.          Legal Proceedings........................................................................      12

Item 4.          Submission of Matters to a Vote of Security Holders......................................      12



Part II
-------
Item 5.          Market for the Registrant's Common Equity and Related
                   Stockholder Matters....................................................................      13

Item 6.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................      13

Item 7.          Financial Statements.....................................................................      13

Item 8.          Changes in and Disagreements with
                   Accountants on Accounting and Financial Disclosure.....................................      13



                                                                                                               Page
                                                                                                               ----


Part III
--------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act......................................      14

Item 10.         Executive Compensation...................................................................      14

Item 11.         Security Ownership of Certain Beneficial Owners and
                   Management.............................................................................      14

Item 12.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................      14

Signatures................................................................................................      17

Exhibit Index.............................................................................................      18


                                     PART I

ITEM 1.       BUSINESS

GENERAL

      South Florida Bank Holding Corporation ("Holding Corporation") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Holding Corporation was incorporated under the laws of the State of Florida on September 14, 1990. On January 30, 1991, the Holding Corporation acquired all of the outstanding shares of common stock of South Florida Bank ("Bank"), following Bank shareholder approval at a special meeting held on December 19, 1990. As a bank holding company, the Holding Corporation is a legal entity separate and distinct from the Bank. At December 31, 1996, the Holding Corporation, its subsidiary Bank, and the Bank's two wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") had consolidated total assets of $71.5 million, total deposits of $63.9 million, and shareholders' equity of $6.4 million. The Holding Company's operating revenue and net income are derived solely from the Bank through dividends and management fees.

      The Bank was organized in 1988 to serve the banking needs of the residents of the City of Fort Myers and the other surrounding communities. It began operations on May 23, 1988. The Bank is a Florida state-chartered bank and its deposits are insured through the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Bank primarily engages in the business of attracting deposits from the general public and investing those funds in real estate, commercial and consumer loans. The Bank provides a full range of deposit accounts and credit services, as well as most other traditional commercial and consumer banking services, including safe deposit services and automated teller cards, which allow access to regional ATM networks and permit the Bank's depositors to access their funds on a 24-hour basis in areas outside the Bank's geographic market through the Honor System.

DEPOSITS

      The Bank's deposit services include business and individual checking accounts, savings accounts, NOW accounts and certificates of deposit. It is the Bank's policy to monitor its competition in order to keep the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up 6.90% of the Bank's total deposits at December 31, 1996 as compared to 5.60% at December 31, 1995. The majority of the deposits of the Bank are generated from Lee County. The Bank does not accept brokered deposits. At December 31, 1996 and 1995, none of the Bank's total deposits were comprised of public fund deposits. At December 31, 1996, no single depositor accounted for more than 1.83% of the Bank's total deposits as compared to 3.25% at December 31, 1995. Management does not believe the Bank is dependent on a single deposit customer or group of customers concentrated in a particular industry, whose loss or insolvency would have a material adverse effect on the Bank's operations.

      Time deposits of $100,000 and over, public fund deposits and funds of single depositors tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect the Bank's liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect the Company's earnings. However, the converse is true in a falling interest rate market making such short-term deposits more favorable to the Company.

LOAN PORTFOLIO

      The Bank's loans are concentrated in three major areas: commercial loans, real estate loans, and installment loans. Approximately 18.31% of the Bank's total loan portfolio at December 31, 1996, consisted of commercial loans as compared to 19.38% at December 31, 1995. The majority of the Bank's loans are made on a secured basis. At December 31, 1996 and 1995, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 66.31% and 69.06%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

      The Bank's commercial loans include loans to individuals and small- to medium-sized businesses located primarily in Lee County for working capital, equipment purchases, and various other business purposes. A majority of the Bank's commercial loans are secured by inventory, equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable- or fixed-interest rates; however, it is the Bank's policy that those loans which will have terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime interest lending rate and will become payable in full and are generally refinanced in three to five years.

      The Bank's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for various consumer and business purposes (whether or not related to the real estate securing them). The Bank also engages in lending to builders and individuals for the construction of single-family residences. These real estate loans may be made at fixed- or variable-interest rates. The Bank generally does not make commercial loans for terms exceeding 20 years, but does make loans repayable in monthly installments (based on up to a 20-year amortization schedule) which become payable in full and are generally refinanced in three to five years. The Bank's residential real estate loans generally are repayable in monthly installments based on an amortization schedule of up to 20-years with variable-interest rates; however, most loans are established with a short-term call provision.

      The Bank's installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but installment loans may be made on an unsecured basis. Installment loans are made at fixed- and variable-interest rates, and may be made based on up to a five-year amortization schedule.

INVESTMENTS

      The Bank invests a portion of its assets in U.S. Treasury and U.S. Government agency obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), and federal funds sold. The Bank's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

      With respect to the Bank's investment portfolio, the Bank's total portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, the Bank purchases certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash the Bank has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

      The Bank monitors changes in financial markets. In addition to investments for its portfolio, the Bank monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date. A portion of the investment account is designated as secondary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies and federal funds. The remainder of the investment account may be placed in investment securities of different type and longer maturity. Daily surplus funds are sold in the federal funds market for one business day. The Bank attempts to stagger the maturities of its securities so as to produce a steady cash-flow in the event the Bank needs cash, or economic conditions change to a more favorable rate environment.

CORRESPONDENT BANKING

      Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

      The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with the Independent Bankers' Bank of Florida, Barnett Bank and Compass Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts. Such compensating balances are not deemed significant to the Bank's operations.

DATA PROCESSING

      The Bank has a data processing department which provides a full range of data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing.

EFFECT OF GOVERNMENTAL POLICIES

      The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Federal Reserve Board, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

INTEREST AND USURY

      The Bank is subject to numerous state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter the Bank from continuing the process of originating loans.

SUPERVISION AND REGULATION

      Bank Holding Company Regulation. The Holding Corporation is a one-bank holding company, registered with the Federal Reserve Board under the BHC Act. As such, the Holding Corporation and the Bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board. The Holding Corporation is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve Board may require pursuant to the BHC Act.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.

      The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

      Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

      The BHC Act generally prohibits the Holding Corporation from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve Board must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve Board to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve Board has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

      Bank Regulation. The Bank is chartered under the laws of the State of Florida and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Florida Department of Banking and Finance (the "Florida Department") and the FDIC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by both the Florida Department and the FDIC, to each of whom it submits periodic reports regarding its financial condition and other matters. Both the Florida Department and the FDIC have a broad range of powers to enforce regulations under their respective jurisdiction, and to take discretionary actions determined to be for the protection of the safety and soundness of the Bank, including the institution of cease and desist orders and the removal of directors and officers. These regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

      There are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Holding Corporation. The FDIC and the Florida Department also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment may be deemed to constitute an unsafe and unsound practice. Dividends and management fees from the Bank constitute the sole source of funds for dividends to be paid by the Holding Corporation. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank's aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank's net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency. Florida law applicable to companies (including the Holding Corporation) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

      Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

      In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

      In 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. The Act makes a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund, based on an assessment rate schedule that may extend to 15 years. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodifies current law restricting extensions of credit to insiders under the Federal Reserve Act.

      Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on banks' interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or non-interest income.

      The Bank is directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The actions of the Board of Governors of the Federal Reserve as the nation's central bank can directly affect the money supply and, in general, affect the lending activities of banks by increasing or decreasing their cost and availability of funds. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement this objective are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

      Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

      The foregoing is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. Numerous other statutes and regulations have an impact on the operations of the Company and the Bank. Supervision, regulation, and examination of banks by the bank regulatory agencies are intended primarily for the protection of depositors, not shareholders.

      Insurance of Deposits. The Bank's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

      Bank Branching. Florida banks are permitted by statute to branch statewide. Such branch banking, however, is subject to prior approval by the Florida Department and the FDIC. Any approval by the Florida Department and the FDIC would take into consideration several factors, including the Bank's level of capital, the prospects and economics of the proposed branch office, and other considerations deemed relevant by the Florida Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

      Capital Requirements. Regulatory agencies have approved guidelines to implement a risk- based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These guidelines define capital as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of shareholders' equity, while

Tier 2 capital is comprised of certain debt instruments and a portion of the allowance for loan losses. The Bank is required to have a Tier 1 capital ratio of 4% and a total risk-based capital ratio (Tier 1 plus Tier 2) of 8%. At December 31, 1996, the Bank's Tier 1 and total risk-based capital ratios were 12.45% and 13.70%, respectively.

      FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

      The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1996, the Bank had a total risk-based capital ratio of 13.70%, a Tier 1 risk-based capital ratio of 12.45%, and a leverage ratio of 8.82%.

      Generally, FDICIA requires that an "undercapitalized" institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes "undercapitalized" and the agency must take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of the four consecutive calendar quarters and has provided adequate assurances of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of (i) 5% of the institution's total assets at the time the institution becomes "undercapitalized" or (ii) the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution as of the time the institution fails to comply with the plan filed pursuant to FDICIA.

      An "undercapitalized" institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan, and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the FDIC determines the proposed action will further the purpose of the "prompt corrective action" sections of FDICIA.

      If an institution is "critically undercapitalized," it must comply with the restrictions described above. In addition, the FDIC is authorized to restrict the activities of any "critically undercapitalized" institution and to prohibit such an institution, without the FDIC's prior written approval, from:
(i) entering into any material transaction other than in the usual course of business; (ii) engaging in any covered transaction with affiliates (as defined in Section 23A(b) of the Federal Reserve Act); (iii) paying excessive compensation or bonuses; and (iv) paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average costs of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

      The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become "under-capitalized". Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

      Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantiative contractual limitations with respect to deposit accounts.

      Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The Florida legislature also has enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

INDUSTRY RESTRUCTURING

      For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to accelerate during the next decade. The restructuring has been caused by the dramatic product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking, the gradual expansion of investment and lending authorities for bank institutions, and the failure of a growing number of financial institutions.

      Members of Congress and the administration have indicated their intention to consider additional legislation designed to institute reforms to promote the viability of the industry. Certain of the proposals would revise the federal regulatory structure for insured depository institutions; others would affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such proposed legislation might be enacted, or what impact such legislation might have upon the Company.

COMPETITION

      The Company encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking in Lee County. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Lee County and elsewhere. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that the Bank does not currently provide. In addition, many of the Bank's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

      To compete, the Bank relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. The large multi-branch banks compete primarily by rate and location of branches and smaller independent financial institutions tend to compete primarily by rate.

EMPLOYEES

      As of December 31, 1996, the Company had 33 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its employee relations are excellent.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

      Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Holding Corporation's 1996 Annual Report to Shareholders and incorporated in this report under Item 7 of Part II, for statistical and financial data providing a review of the Company's business activities.

ITEM 2.       PROPERTIES

      The Bank's main office is located at 2017 McGregor Boulevard, in the downtown area of the City of Fort Myers, Florida. The property is an older two-story building of approximately 6,500 square feet, which is leased by the Bank. The term of the lease expires in 1999. The lease provides the Bank an option to purchase the property at the price and in accordance with the terms set forth in the lease agreement. The Bank also leases space adjacent to the main office until 1999.

      The Bank has a branch office located at 1500 Colonial Boulevard. The Bank leases space in a two-story building for a term expiring in 2000, with three renewal options for additional five-year periods each. The Bank also has a branch office located at the intersection of Daniels Road and Metro Parkway and operating out of a modular building. The Bank leases ground space for the office pursuant to an one-year lease expiring in 1997. The land is being leased from a general partnership in which certain of the directors of the Holding Corporation and the Bank serve as general partners.

ITEM 3.       LEGAL PROCEEDINGS

      The Bank is a party to various legal proceedings in the ordinary course of its business, including proceedings to collect loans or enforce security interests. In the opinion of management of the Company, none of the legal proceedings currently pending will, when resolved, have a material adverse effect on the business or financial condition of the Company on a consolidated basis.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Holding Corporation security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

      The information contained under the section captioned "Capital Stock" in the Annual Report is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.       FINANCIAL STATEMENTS

      The following financial statements and the supplementary financial information included in the 1996 Annual Report to Shareholders are incorporated herein by reference:

         1. The consolidated financial statements, together with the report thereon of Brewer, Beemer, Kuehnhackl & Koon, P.A. dated January 30, 1997.

         2. Management's Discussion and Analysis of Financial Condition and Results of Operations and related statistical information.

      With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" and under the section "Section 16(a) Reporting Requirements" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.


ITEM 10.     EXECUTIVE COMPENSATION

      The information contained in the sections captioned "Information About the Board of Directors and Its Committees", "Executive Compensation and Benefits" and "Information on Benefit Plans and Policies" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information contained in the sections captioned "Directors" and "Management Stock Ownership" under "Election of Directors," in the Proxy Statement, is incorporated herein by reference.


ITEM 12.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

           1.   FINANCIAL STATEMENTS

                Report of Independent Certified Public Accountants

                Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

                Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

                Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994

                Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

                Notes to Consolidated Financial Statements


           2.   FINANCIAL STATEMENT SCHEDULES

                All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

           3.   EXHIBITS

                3.1 Articles of Incorporation of South Florida Bank Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Holding Corporation's Registration Statement No. 33-37385 (the "Registration Statement")).

                3.2 Articles of Amendment to Articles of Incorporation of South Florida Bank Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Holding Corporation's Form 10-K for its year ending December 31, 1993).

                3.3 Amended and Restated Bylaws of the Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Holding Corporation's Form 10-K for its year ended December 31,
                        1990).

                10.1 Employment Agreement dated July 1, 1995 between South Florida Bank Holding Corporation and William P. Valenti (Incorporated by reference to Exhibit 10.1 to the Holding Corporation's Form 10-Q for the quarterly period ended June 30, 1995.)*

                10.2 Employment Agreement dated July 1, 1995 between South Florida Bank Holding Corporation and Harold S. Taylor, Jr. (Incorporated by reference to Exhibit 10.3 for the Holding Corporation's Form 10-Q for the quarterly period ended June 30, 1995.)*

                10.3 South Florida Bank Holding Corporation Officers' and Employees' Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Holding Corporation's Form 10-K for its year ended December 31, 1993).*

                10.4 South Florida Bank Holding Corporation Incentive Stock Option Agreement dated April 27, 1993 with William P. Valenti (Incorporated by reference to Exhibit 10.5 to the Holding Corporation's Form 10-K for its year ended December 31, 1993).*

                10.5 South Florida Bank Holding Corporation Incentive Stock Option Agreement dated February 15, 1994 with Harold S. Taylor, Jr. (Incorporated by reference to Exhibit 10.7 to the Holding Corporation's Form 10-K for its year ended December 31, 1993).*

                10.6 Lease Agreement dated May 1, 1994 between Leo W. Englehardt and South Florida Bank, regarding lease of main Bank office at 2017 McGregor Boulevard, Fort Myers, Florida. (Incorporated by reference to Exhibit 10.8 to the Holding Corporation's Form 10-K for its year ended December 31, 1994.)

                10.7 Lease Agreement dated December 8, 1989 between Apex Properties and South Florida Bank regarding lease of branch banking office at 1500 Colonial Boulevard, Fort Myers, Florida (Incorporated by reference to Exhibit
                        10.7 to the Registration Statement).

                10.8 Letter dated June 17, 1996 relating to Daniels & Metro Parkway Lease Extension.

                10.9 Lease Agreement dated July 31, 1992 between The Daniels & Metro Group and South Florida Bank regarding lease of branch banking office at the northeast corner of Metro Parkway, Lee County, Florida (Incorporated by reference to listing of Exhibits to the Holding Corporation's Form 10-K for its year ended December 31, 1992).

                10.10 Lease Agreement dated April 25, 1990 by and between Mann Enterprises and the Bank (and amendment thereto dated June 27, 1996).

                13.1    South Florida Bank Holding Corporation 1996 Annual
                        Report.

                21.1    Subsidiaries of the Registrant.

                27      Financial Data Schedule (for SEC use only).

      (b)  REPORTS ON FORM 8-K

           No Current Reports on Form 8-K were filed by the Holding Corporation during the last fiscal quarter covered by this report.

-----------------------


* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Myers, State of Florida, on the 27th day of March, 1997.

                                    SOUTH FLORIDA BANK HOLDING CORPORATION

                                    By: /s/ William P. Valenti
                                       -----------------------------------
                                        William P. Valenti, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27th, 1997.

      Signature                                      Title
      ---------                                      -----
/s/ Robert Ernest Hendry                    Chairman of the Board
----------------------------
Robert Ernest Hendry


/s/ William P. Valenti                      President and Chief Executive Officer and Director
----------------------------                (Principal financial officer)
William P. Valenti


/s/ Robert C. Adkins                        Director
----------------------------
Robert C. Adkins


/s/ Ronald D. Focht                         Director
----------------------------
Ronald D.Focht


/s/ Carole A. Green                         Director
----------------------------
Carole A. Green


/s/ James T. Humphrey, Jr.                  Director
----------------------------
James T. Humphrey, Jr.


/s/ George T. Mann, Jr.                     Director
----------------------------
George T. Mann, Jr.


/s/ Wallace M. Tinsley                      Director
----------------------------
Wallace M. Tinsley


/s/ Sharon Landel                           Controller
----------------------------                (Principal accounting officer)
Sharon Landel

                     South Florida Bank Holding Corporation
                                   Form 10-KSB
                    For Fiscal Year Ending December 31, 1996

                                  EXHIBIT INDEX

Exhibit                                                                                          Page
  No.                                               Exhibit                                       No.

10.8                       Letter dated June 16, 1996 relating to Daniels &
                           Metro Parkway Lease Extension.

10.10 Lease Agreement dated April 25, 1990 by and between Mann Enterprises and the Bank (and amendment thereto dated June 27, 1996).

13.1                       South Florida Bank Holding Corporation 1996
                           Annual Report

21.1                       Subsidiaries of the Registrant

27                         Financial Data Schedule (for SEC use only)