Form 10QSB
period 1997-03-31
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1997-05-06
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -----------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19040

                     SOUTH FLORIDA BANK HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                     FLORIDA                              65-0221393
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

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

As of April 28, 1997, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                                              PAGE
                                                                                               NO.
                                                                                               ---
PART I.           FINANCIAL INFORMATION
Item 1.  Financial Statements:

                  a)       Unaudited Consolidated Statements of Financial
                           Condition - March 31, 1997 and December 31, 1996..................   3

                  b)       Unaudited Consolidated Income Statements - Three
                           Months Ended March 31, 1997 and 1996..............................   4

                  c)       Unaudited Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1997 and 1996........................   5

                  e)       Notes to Unaudited Consolidated Financial Statements..............   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................   8

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................................  15

SIGNATURES...................................................................................  16

PART I.    FINANCIAL INFORMATION  Item 1.  Financial Statements


                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                  March 31,          December 31,
                                                                    1997                 1996
                                                                ------------         ------------
ASSETS                                                                       (Unaudited)
Cash and due from banks ................................        $  3,711,870         $  4,663,206
Federal funds sold .....................................           4,528,000            5,179,000
Investments available-for-sale .........................          10,400,000            8,476,165
Investments held-to-maturity (market value of
    $7,758,000 and $8,140,000) .........................           7,830,740            8,163,011
Loans, net of allowance for loan losses of
    $922,128 and $904,562 ..............................          45,253,356           43,135,706
Premises and equipment, net ............................             379,940              408,434
Accrued interest receivable ............................             467,679              451,821
Other real estate owned ................................             533,500              548,500
Other assets ...........................................             541,458              503,684
                                                                ------------         ------------

    Total assets .......................................        $ 73,646,543         $ 71,529,527
                                                                ============         ============

LIABILITIES
Deposits:
    Demand deposits ....................................        $ 13,940,528         $ 15,215,611
    NOW accounts .......................................           9,389,192            7,841,350
    Money market accounts ..............................           7,785,424            7,749,782
    Savings deposits ...................................           3,026,713            2,725,840
    Time deposits under $100,000 .......................          26,355,277           25,975,567
    Time deposits $100,000 and over ....................           5,203,891            4,379,625
                                                                ------------         ------------
       Total deposits ..................................          65,701,025           63,887,775
Securities sold under agreements to repurchase .........             808,676              749,057
Accrued interest payable ...............................             386,438              443,538
Other liabilities ......................................              66,233               41,432
                                                                ------------         ------------

    Total liabilities ..................................          66,962,372           65,121,802
                                                                ------------         ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000
    shares authorized, 1,210,975 outstanding ...........              12,110               12,110
Additional paid-in capital .............................          10,366,378           10,366,378
Net unrealized securities losses .......................             (63,768)             (32,911)
Retained deficit .......................................          (3,630,549)          (3,937,852)
                                                                ------------         ------------

    Total shareholders' equity .........................           6,684,171            6,407,725
                                                                ------------         ------------

    Total liabilities and shareholders' equity .........        $ 73,646,543         $ 71,529,527
                                                                ============         ============


     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       1997              1996
                                                                    ----------        ----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:                                 (UNAUDITED)
Loans .......................................................       $1,024,439        $  915,036
Federal funds sold ..........................................           80,872            60,174
Investment securities .......................................          243,512           267,122
                                                                    ----------        ----------
     Total interest income ..................................        1,348,823         1,242,332
                                                                    ----------        ----------

INTEREST EXPENSE:
Deposits:
     NOW accounts ...........................................           30,571            34,283
     Money market accounts ..................................           52,461            61,107
     Savings deposits .......................................           15,536            13,119
     Time deposits under $100,000 ...........................          371,494           329,596
     Time deposits $100,000 and over ........................           64,630            42,817
Other .......................................................            6,240            11,081
                                                                    ----------        ----------
     Total interest expense .................................          540,932           492,003
                                                                    ----------        ----------

NET INTEREST INCOME .........................................          807,891           750,329
PROVISION (BENEFIT) FOR LOAN LOSSES .........................             --                --
                                                                    ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .........          807,891           750,329
                                                                    ----------        ----------

NON-INTEREST INCOME:
Service charge income .......................................          116,287           109,422
Other .......................................................           20,923            22,477
                                                                    ----------        ----------
     Total non-interest income ..............................          137,210           131,899
                                                                    ----------        ----------

NON-INTEREST EXPENSES:
Personnel expense ...........................................          319,393           311,927
Occupancy expense ...........................................          120,852           135,541
Legal expenses ..............................................           27,732            31,198
Advertising .................................................           24,960            17,345
Loan collection expenses ....................................           22,712            38,368
Supplies ....................................................           18,646            19,600
Other .......................................................          133,503           132,028
                                                                    ----------        ----------
     Total non-interest expenses ............................          667,798           686,007
                                                                    ----------        ----------

INCOME BEFORE INCOME TAXES ..................................          277,303           196,221
BENEFIT FOR INCOME TAXES ....................................           30,000            15,000
                                                                    ----------        ----------
NET INCOME ..................................................       $  307,303        $  211,221
                                                                    ==========        ==========

NET INCOME PER SHARE ........................................       $      .25        $      .18
                                                                    ==========        ==========

Weighted average number of common shares and
     common share equivalents outstanding ...................        1,225,182         1,197,788
                                                                    ==========        ==========



     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                    SOUTH FLORIDA BANK HOLDING CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------------
                                                                          1997                            1996
                                                                      --------------                ----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:                                 (Unaudited)
Interest received ..............................................        $ 1,332,965                    $ 1,311,621
Non-interest income ............................................            137,210                        131,899
Interest paid ..................................................           (598,032)                      (693,636)
Personnel expenses .............................................           (319,393)                      (311,927)
Other operating expenditures ...................................           (282,088)                      (316,730)
                                                                        -----------                    -----------
Net cash provided by operating activities ......................            270,662                        121,227
                                                                        -----------                    -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
     Purchases .................................................         (1,973,603)                    (3,054,314)
     Maturities ................................................               --                        4,000,000
Investments held-to-maturity:
     Purchases .................................................               --                       (1,223,275)
     Maturities ................................................            332,271                         99,416
Increase in loans ..............................................         (2,102,650)                      (633,725)
Increase in premises and equipment .............................             (1,885)                        (9,985)
                                                                        -----------                    -----------
Net cash used in investing activities ..........................         (3,745,867)                      (821,883)
                                                                        -----------                    -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
     Demand deposits ...........................................         (1,275,083)                       178,185
     NOW accounts ..............................................          1,547,842                       (714,931)
     Money market accounts .....................................             35,642                        418,679
     Savings deposits ..........................................            300,873                        204,604
     Time deposits .............................................          1,203,976                     (1,615,289)
Securities sold under agreements to repurchase .................             59,619                       (207,951)
Proceeds from issuance of common stock .........................               --                           75,000
                                                                        -----------                    -----------
Net cash provided by (used in) financing activities ............          1,872,869                     (1,661,703)
                                                                        -----------                    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........         (1,602,336)                    (2,362,359)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............          9,842,206                      8,081,597
                                                                        -----------                    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................        $ 8,239,870                    $ 5,719,238
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

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

         Reconciliation of net income to net cash provided by (used in)
                              operating activities

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                             1997               1996
                                                           --------           --------
                                                                   (Unaudited)
Net income ...........................................      $ 307,303       $ 211,221

Adjustments:
     Depreciation and amortization ...................         30,379          44,105
     Benefit for income taxes ........................        (30,000)        (15,000)
     Decrease (Increase) in:
        Accrued interest receivable ..................        (15,858)         69,289
        Other assets .................................         11,137          10,150
     Increase (Decrease) in:
        Accrued interest payable .....................        (57,100)       (201,633)
        Other liabilities ............................         24,801           3,095
                                                            ---------       ---------

Net cash provided by operating activities ............      $ 270,662       $ 121,227
                                                            =========       =========

Supplemental schedule of non-cash activities:
     Net unrealized securities gains (losses)                 (49,768)        (46,403)








  The accompanying Notes to Unaudited Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of South Florida Bank Holding Corporation (the "Holding Corporation"), its wholly-owned subsidiary South Florida Bank ("Bank"), and the Bank's two wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") after elimination of all material intercompany balances and transactions.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. For the three months ended March 31, 1997 and 1996, the computation of weighted average number of common shares and common share equivalents outstanding was as follows:

                                                               1997            1996
                                                           -----------     -----------

Common shares ........................................      1,210,975       1,197,788
Stock options ........................................         14,207              --
                                                            ---------       ---------

    Total ............................................      1,225,182       1,197,788
                                                            =========       =========

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for the Company for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company has not yet determined the impact of implementing FAS 128.

NOTE B - INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-
MATURITY

     As of March 31, 1997 and December 31, 1996, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to- maturity were as follows:

                                                                            GROSS            GROSS             CARRYING
                                                       AMORTIZED          UNREALIZED       UNREALIZED            VALUE
INVESTMENTS AVAILABLE-FOR-SALE:                          COST               GAINS             LOSSES         (FAIR VALUE)
                                                       ----------          ---------        ---------        -------------
1997
U.S. Treasury obligations due
  in one year or less ..........................      $  1,001,065       $        --      $       (440)      $  1,000,625
U.S. Agency obligations due:
     In one year or less .......................         2,000,480                --            (2,980)         1,997,500
     After one year through five years .........         7,501,306                --           (99,431)         7,401,875
                                                      ------------       ------------     ------------       ------------
     Total investments
         available-for-sale ....................      $ 10,502,851       $        --      $   (102,851)      $ 10,400,000
                                                      ============       ============     ============       ============
1996
U.S. Treasury obligations due
     in one year or less .......................         $1,002,67       $        --      $       (170)      $  1,002,500
U.S. Agency obligations due:
     In one year or less .......................         1,000,000                --            (2,500)           997,500
     After one year through five years .........         6,526,578                --           (50,413)         6,476,165
                                                      ------------        ----------      -----------        ------------
     Total investments
         available-for-sale ....................      $  8,529,248        $       --      $    (53,083)      $  8,476,165
                                                      ============        ==========      ============       ============

                                                       CARRYING
                                                         VALUE               GROSS           GROSS            ESTIMATED
                                                      (AMORTIZED          UNREALIZED       UNREALIZED           MARKET
INVESTMENTS HELD-TO-MATURITY:                            COST)              GAINS            LOSSES              VALUE
                                                      ------------        ----------      -------------      -------------

1997
U.S. Agency obligations due: ...................      $  1,000,000        $       --      $    (17,500)      $    982,500
     After one year through five years .........         4,536,364                --           (26,940)         4,509,424
Collateralized mortgage obligations
     due after ten years .......................         2,294,376                --           (28,522)         2,265,854
                                                      ------------        ----------      ------------       ------------
Total investments held-to-maturity .............      $  7,830,740        $       --      $    (72,962)      $  7,757,778
                                                      ============        ==========      ============       ============
1996
U.S. Agency obligations due
     after one year through five years .........      $  5,626,637        $   10,082      $    (22,500)      $  5,614,219
Collateralized mortgage obligations
     due after ten years .......................         2,536,374               126           (10,741)         2,525,759
                                                      ------------        ----------      ------------       ------------
Total investments held-to-maturity .............      $  8,163,011        $   10,208      $    (33,241)      $  8,139,978
                                                      ============        ==========      ============       ============

     Expected maturities for the collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Consolidated total assets of South Florida Bank Holding Corporation (the "Holding Corporation"), its subsidiary South Florida Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $73.6 million as of March 31, 1997, from $71.5 million as of December 31, 1996, an increase of $2.1 million or 2.96%. During 1997, the Bank emphasized growth by means of an advertising campaign and an officer calling program. The Company's shareholders' equity increased to $6.7 million as of March 31, 1997 from $6.4 million as of December 31, 1996, an increase of $276,000 or 4.31%. This increase was primarily the result of net income of $307,000, partially offset with the $31,000 decrease resulting from unrealized securities losses. As of March 31, 1997, the Bank's total risk-based capital ratio was 14.06% and leverage ratio was 8.63%, as compared to 13.70% and 8.82%, respectively, as of December 31, 1996.

     Net income increased to $307,000 for the three months ended March 31, 1997, or $.25 per share, from $211,000 for the three months ended March 31, 1996, or $.18 per share. Income before income taxes increased to $277,000 for 1997, from $196,000 for 1996. The Company's improved earnings during 1997 as compared to the prior year resulted partly from net interest income increasing $58,000 from 1996 to 1997 as the Bank's total interest-earning assets grew. In addition, the total of legal and collection expenses decreased to $50,000 during 1997 from $70,000 during 1996, and the Bank recorded a benefit for income taxes of $30,000 during 1997 and $15,000 during 1996.

     The following discussion provides a more in-depth analysis of the Company's financial condition and results of operations. The financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

FINANCIAL CONDITION

     The Bank's advertising campaign, coupled with an officer calling program, resulted in an increase in total assets and liabilities. The Company's total assets increased to $73.6 million as of March 31, 1997 from $71.5 million as of December 31, 1996, an increase of $2.1 million or 2.96%. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $68.0 million as of March 31, 1997 from $64.9 million as of December 31, 1996, an increase of $3.1 million or 4.71%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, decreased to $5.6 million as of March 31, 1997 from $6.6 million as of December 31, 1996, a decrease of $1.0 million (primarily due to a $951,000 decrease in cash and due from banks) or 14.31%.

     Net loans increased to $45.3 million as of March 31, 1997 from $43.1 million as of December 31, 1996, an increase of $2.2 million or 4.91%. Mortgage loans which increased $2.2 million were the primary components of outstanding loans. In addition, installment loans increased $217,000 (primarily with a mobile home loan product)and commercial loans increased $154,000. Management's strategy is to lend to small-to-medium sized businesses.

     The investment portfolio increased to $22.8 million as of March 31, 1997 from $21.8 million as of December 31, 1996, an increase of $1.0 million or 4.31%. The proceeds from the increase in deposits and the decrease in cash and federal funds sold were primarily used to fund the increase in loans and the investment portfolio.

     Cash and due from banks decreased to $3.7 million as of March 31, 1997 from $4.7 million as of December 31, 1996, or a decrease of $1.0 million or 20.40%. This decrease resulted primarily from the decrease in funds due from banks. These funds were used primarily to fund the decrease in demand deposit accounts which decreased $1.3 million from December 31, 1996 to March 31, 1997.

     Deposits increased to $65.7 million as of March 31, 1997 from $63.9 million as of December 31, 1996, an increase of $1.8 million or 2.84%. Core deposits increased to $60.5 million as of March 31, 1997 from $59.5 million as of December 31, 1996, an increase of $1.0 million or 1.66%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign and officer calling program. As of March 31, 1997 and December 31, 1996, the ratio of net loans to deposits was 68.88% and 67.52%, respectively.

     For the three months ended March 31, 1997 and 1996, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                               AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                                      1997                                      1996
                                                     ------------------------------------   ---------------------------------

                                                       Average                     Yield/   Average         Yield/
ASSETS:                                                Balance        Interest      Rate    Balance       Interest      Rate
-------                                                -------        --------      ----    -------       --------      ----
Loans:
  Commercial ....................................    $ 8,017,358    $   206,620    10.45% $ 6,939,258    $   209,965   12.17%
  Mortgage (a) ..................................     30,848,314        672,822     8.85   25,265,354        596,250    9.49
  Installment ...................................      3,571,240         73,873     8.39    1,714,034         39,977    9.38
  Other .........................................      2,968,014         71,124     9.72    2,710,971         68,844   10.21
                                                     -----------    -----------     ----   ----------    -----------   -----
Total loans, net of unearned income (b) .........     45,404,926      1,024,439     9.15   36,629,617        915,036   10.05
Investment securities-all taxable ...............     16,783,278        243,512     5.80   17,905,469        267,122    5.97
Federal funds sold ..............................      6,300,590         80,872     5.21    4,493,733         60,174    5.39
                                                     -----------    -----------     ----   ----------    -----------   -----
Total earning assets (c) ........................     68,488,794    $ 1,348,823     7.99%  59,028,819    $ 1,242,332    8.46%
                                                                    ===========     ====                 ===========   =====
Cash and due from banks .........................      3,500,989                            2,671,492
Other assets ....................................      1,921,787                            1,851,078
Allowance for loan losses .......................       (912,858)                            (914,779)
Total assets ....................................    $72,998,712                          $62,636,610
                                                     ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  NOW accounts ..................................    $ 9,257,681    $    30,571     1.34% $ 8,006,992    $    34,283    1.72%
  Money market ..................................      8,980,871         55,462     2.50    9,583,844         63,814    2.68
  Savings .......................................      2,835,973         15,536     2.22    2,352,434         13,119    2.24
  Time deposits under $100,000 ..................     26,297,493        371,494     5.73   22,422,141        329,596    5.91
  Time deposits $100,000 and over ...............      4,673,473         64,630     5.61    2,992,782         42,817    5.75
                                                     -----------    -----------     ----  -----------    -----------    ----
Total interest-bearing deposits .................     52,045,491        537,693     4.19   45,358,193        483,629    4.29
Sweep accounts ..................................        803,641          6,240     3.15    1,357,343         11,081    3.28
                                                     -----------    -----------     ----  -----------    -----------    ----
Total interest-bearing liabilities ..............     52,849,132    $   543,933     4.17%  46,715,536    $   494,710    4.26%
Demand deposits .................................     13,543,554    ===========     ====   10,322,174    ===========    ====
Other liabilities ...............................        486,535                              497,946
Shareholders' equity ............................      6,119,491                            5,100,954
                                                     -----------                          -----------
Total ...........................................    $72,998,712                          $62,636,610
                                                     ===========                          ===========

SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread ............................                                   3.82%                               4.20%
Excess of total earning assets over                                                 ====                                =====
     total interest-bearing liabilities .........    $15,639,662                          $12,313,283
                                                     ===========                          ===========
Net yield on interest-earnings assets ...........                   $   804,890     4.77%                $   747,622    5.09%
                                                                    ===========     ====                 ===========    ====

-----------------------
     (a) Interest income on mortgage loans included loan fees recognized as income of $4,000 and $2,000 during the three months ended March 31, 1997 and 1996, respectively.
     (b) Non-accrual loans were included in loans, net of unearned income.
     (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.



LOAN PORTFOLIO

     The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of March

31, 1997 and December 31, 1996, the composition of the Bank's loan portfolio was as follows:

                                               1997                      1996
                                      -------------------------   ----------------------
                                                         % OF                      % OF
                                                        TOTAL                     TOTAL
                                           AMOUNT       LOANS        AMOUNT       LOANS
                                           ------       -----        ------       -----
Commercial ........................    $  8,216,912      17.79% $  8,062,573       18.31%
Mortgage: (a)
    Construction ..................         982,690       2.13     1,029,003        2.34
    Non-construction ..............      30,383,085      65.80    28,172,195       63.97
Installment (b) ...................       3,807,088       8.24     3,589,684        8.15
Other loans (c) ...................       2,785,709       6.04     3,186,813        7.23
                                       ------------     ------  ------------    --------
Total loans, net of
    unearned income ...............      46,175,484     100.00%   44,040,268      100.00%
                                                        ======                  ========
Allowance for loan losses .........        (922,128)      2.00%     (904,562)       2.05%
                                       ------------     ======  ------------    ========
Loans, net ........................    $ 45,253,356             $ 43,135,706
                                       ============             ============

---------------------
(a) In addition to loans for the purchase, construction, improvement of or investment in real estate, the Bank's real estate loans include all loans for various other consumer or business purposes which are secured by real estate mortgages.
(b) Installment loans generally include loans secured with mobile homes, automobiles, trucks, boats, and equipment.
(c) Other loans generally include credit card loans, equity lines to individuals, deposit overdraft protection and deposit overdrafts.

ALLOWANCE FOR LOAN LOSSES

     For the three months ended March 31, 1997 and 1996, the Bank's loan loss experience and its provision for loan losses were as follows:

                                                                    1997           1996
                                                              ---------------  -------------

Average loans outstanding ................................    $ 45,404,926      $ 36,629,617
                                                              ============      ============
Net loans at end of period ...............................    $ 45,253,356      $ 36,361,092
                                                              ============      ============
Allowance for loan losses at beginning of period .........    $    904,562      $    852,270
Loans charged-off:
     Mortgage ............................................              --            17,348
     Installment .........................................              --               210
     Other loans .........................................           2,271             7,218
                                                              ------------      ------------
Total loans charged-off ..................................           2,271            24,776
                                                              -----------      -------------
Recoveries of loans previously charged-off:
     Commercial ..........................................          18,554            92,339
     Mortgage ............................................             983            17,807
     Installment .........................................              74               341
     Other loans .........................................             226             1,682
                                                              ------------      ------------
Total recoveries .........................................          19,837           112,169
                                                              ------------      ------------
Net loan charged-offs (recoveries) .......................         (17,566)          (87,393)
Provision charged to expense .............................              --                --
                                                              ------------      ------------
Allowance for loan losses at end of period ...............    $    922,128      $    939,663
                                                              ============      ============
Ratio of net charge-offs during period
     to average net loans outstanding ....................            (.15)%            (.95)%
Allowance for loan losses as a percentage of loans,
     net of unearned income at end of period .............            2.00%             2.52%

     During 1997, one loan was charged-off. During 1997, the largest loan recovery was $9,000, or 43.72% of total recoveries. The remaining recoveries, which totaled $11,000, encompassed ten loans.

     Non-performing assets increased to $858,000 as of March 31, 1997 as compared to $811,000 as of December 31, 1996, or an increase of $47,000 or 5.73%. The ratio of non-performing loans as a percent of total loans, net of unearned income, was .70% and .60% as of March 31, 1997 and December 31, 1996, respectively. The allowance for loan losses as a percentage of non-performing loans was 284.47% and 344.34% as of March 31, 1997 and December 31, 1996, respectively.

     As of March 31, 1997 and December 31, 1996, the Bank's non-performing loans and repossessed assets were as follows:

                                                           1997            1996
                                                   ------------------  ---------------
                                                              % OF              % OF
                                                              TOTAL             TOTAL
                                                   AMOUNT     LOANS   AMOUNT    LOANS
                                                  --------    -----   --------  -----
Non-accruing loans:
     Under 90 days delinquent ................    $152,901      .33%  $117,930    .27%
     90 or more days delinquent ..............     171,253      .37    144,762    .33
                                                  --------    -----   --------    ---
Total non-accruing loans .....................    $324,154      .70%  $262,692    .60%
                                                  ========    =====   ========    ===

Total real estate owned ......................    $533,500            $548,500
                                                  --------            --------
Total non-performing assets ..................    $857,654            $811,192
                                                  ========            ========
Loans delinquent and accruing:
     30 to 59 days ...........................    $ 17,509      .04%  $ 21,818    .05%
     60 to 89 days ...........................      77,971      .17    105,835    .24
     Over 90 days ............................      43,495      .09        --      --
                                                  --------    -----   --------    ---
         Total ...............................    $138,975      .30%  $127,653    .29%
                                                  ========    =====   ========    ===

Total delinquencies 30 days and over .........    $463,129     1.00%  $390,345    .89%
                                                  ========    =====   ========    ===

     As of March 31, 1997 and December 31, 1996, the Bank did not have any troubled debt restructurings.

     Non-accruing loans totaled $324,000 as of March 31, 1997 as compared to $263,000 as of December 31, 1996, an increase of $61,000 or 23.40%. The largest non-accruing loan as of March 31, 1997 was a $111,000 first mortgage loan secured with commercial real estate. As of March 31, 1997, this loan was current.

     Management continues to manage its non-performing assets to restore them to performing status when possible, or otherwise liquidate such assets in an orderly fashion to maximize the value of such assets to the Company. Although the Company is endeavoring to actively manage the risks in its loan portfolio, there is no assurance that the level of non-accrual loans and other real estate owned will not increase during 1997.

CAPITAL RESOURCES

     The Holding Corporation's total shareholders' equity was $6.7 million and $6.4 million as of March 31, 1997 and December 31, 1996, respectively. This increase was the result of 1997's net income of $307,000, partially offset with the $31,000 increase in the net unrealized securities losses to March 31, 1997 from December 31, 1996. The Bank's total shareholder's equity was $6.2 million and $6.0 million as of March 31, 1997 and December 31, 1996, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $314,000 partially offset with the $31,000 increase in the net unrealized securities losses to March 31, 1997 from December 31, 1996.

     The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the prior three months) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                         TOTAL         TIER 1
                                                      RISK-BASED     RISK-BASED    LEVERAGE
                                                     CAPITAL RATIO  CAPITAL RATIO    RATIO
                                                     -------------  -------------  --------
Well capitalized per FDIC(minimum ratios) .........     10.00%           6.00%       5.00%
Bank:    December 31, 1996 ........................     13.70           12.45        8.82
         March 31, 1997 ...........................     14.06           12.80        8.63

LIQUIDITY

     During the three months ended March 31, 1997 and 1996, investing activities used $3.7 million and $822,000, respectively, of cash. During the three months ended March 31, 1997 and 1996, financing activities provided (used) $1.9 million and $(1.7) million, respectively, of cash. During 1997 and 1996, the Company focused on growth with an advertising campaign and an officer calling program.

RESULTS OF OPERATIONS

SUMMARY

     The Company's net income was $307,000 for the three months ended March 31, 1997, or $.25 per share, as compared to $211,000 for the three months ended March 31, 1996, or $.18 per share. For the three months ended March 31, 1997 and 1996, the Company's annualized performance ratios were as follows:

                                                  1997       1996
                                                -------    -------

Return on average assets .................        1.68%     1.35%
Return on average equity .................       20.09     17.19
Average equity to average assets .........        8.38      8.14

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

     The Bank's net interest income increased to $805,000 during the three months ended March 31, 1997 from $748,000 during the three months ended March 31, 1996, an increase of $57,000 or 7.66%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 23.54% volume increase in 1997 from 1996 in loan interest income was primarily attributable to the 19.33% increase in average loans and the 2.32% volume increase in 1997 from 1996 in investment interest income was primarily attributable to the 2.97% increase in average investments. The 16.37% volume increase in 1997 from 1996 in interest expense was primarily attributable to the 11.61% increase in average interest-bearing liabilities. The interest rate variance for loans primarily resulted from the decrease in interest rates in 1997 from 1996, including a 24 basis point decrease in average prime interest rate. The yield on the investment portfolio decreased 26 basis points reflecting the reinvestment of the proceeds from investment securities maturing subsequent to 1996 at lower interest rates. The interest rates paid on interest-bearing liabilities decreased 9 basis points as the Bank paid lower rates on new deposit accounts than those maturing subsequent to 1996. The result was a decrease in the net interest margin to 4.77% during 1997 from 5.09% during 1996.

     The increase (decrease) during the three months ended March 31, 1997 from the three months ended March 31, 1996 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                               VOLUME/
                                                    VOLUME         RATE         RATE           TOTAL
                                                    ------         ----         ----           -----

ASSETS:
Loans:
     Commercial ..............................    $  32,800     $ (29,799)    $  (6,346)    $  (3,345)
     Mortgage ................................      132,479       (40,819)      (15,088)       76,572
     Installment .............................       43,554        (4,249)       (5,409)       33,896
     Other ...................................        6,563        (3,356)         (927)        2,280
                                                  ---------     ---------     ---------     ---------
         Total loans .........................      215,396       (78,223)      (27,770)      109,403
Investment securities ........................      (16,741)       (7,328)          459       (23,610)
Federal funds sold ...........................       24,328        (2,024)       (1,606)       20,698
                                                  ---------     ---------     ---------     ---------
Total interest income ........................      222,983       (87,575)      (28,917)      106,491
                                                  ---------     ---------     ---------     ---------

LIABILITIES:
Interest-bearing deposits:
     NOW accounts ............................        5,384        (7,663)       (1,433)       (3,712)
     Money market accounts ...................        4,037)       (4,157)         (158)       (8,352)
     Savings deposits ........................        2,711          (125)         (169)        2,417
     Time deposits:
         Under $100,000 ......................       57,279       (10,259)       (5,122)       41,898
         $100,000 and over ...................       24,177        (1,090)       (1,274)       21,813
                                                  ---------     ---------     ---------     ---------
     Total interest-bearing deposits .........       85,514       (23,294)       (8,156)       54,064
Securities sold under agreements
     to repurchase ...........................       (4,545)         (456)          160        (4,841)
                                                  ---------     ---------     ---------     ---------
Total interest expense .......................       80,969       (23,750)       (7,996)       49,223
                                                  ---------     ---------     ---------     ---------

Net interest income ..........................    $ 142,014     $ (63,825)    $ (20,921)    $  57,268
                                                  =========     =========     =========     =========


     As interest rates continue to change, the Bank's net interest margin may be squeezed by the repricing of the interest-earning assets at different times than the repricing of interest-costing liabilities.

PROVISION FOR LOAN LOSSES

     The Bank made no provision for loan losses during the three months ended March 31, 1997 and 1996. Net loan recoveries during 1997 were $18,000 as compared to $87,000 during 1996. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of March 31, 1997 and December 31, 1996, the allowance for loan losses as a percentage of loans net of unearned income was 2.00% and 2.05%, respectively, and as a percentage of non-accrual loans was 284.47% and 344.34%, respectively. See "--Financial Condition-Allowance for Loan Losses".

NON-INTEREST INCOME

     Deposit service charge income increased $7,000 or 6.27% to $116,000 (or .71% of average deposits) during the three months ended March 31, 1997 from
$109,000 (or .79% of average deposits) during the three months ended March 31, 1996. This increase primarily resulted from an increased volume of overdraft charges.

NON-INTEREST EXPENSE

     Personnel expenses increased $7,000 or 2.39% to $319,000 during the three months ended March 31, 1997, from $312,000 during the three months ended March 31, 1996. This increase primarily resulted from compensation increases for existing employees and the increase in the number of employees. The monthly average of full-time equivalent employees during 1997 was 35.63 as compared to
32.63 employees during 1996. As of March 31, 1997 and December 31, 1996, the Bank employed 34 and 33 full-time and four and five part-time employees, respectively.

     Occupancy expense decreased to $121,000 during the three months ended March 31, 1997, from $136,000 during the three months ended March 31, 1996, or a decrease of $15,000 or 10.84%. This decrease primarily resulted from lower depreciation expense as assets became fully depreciated.

     Legal expenses decreased to $28,000 during the three months ended March 31, 1997, from $31,000 during the three months ended March 31, 1996, or a decrease of $3,000 or 11.11%. This decrease reflected the reduction in collection actions handled by the Bank's attorneys.

     Advertising expense increased to $25,000 during the three months ended March 31, 1997 from $17,000 during the three months ended March 31, 1996, or an increase of $8,000 or 43.90%. This increase primarily resulted from the cost of the advertising campaign conducted during 1997.

     Loan collection expenses, excluding legal expenses but including real estate taxes, insurance, gain (loss) on the sale of other real estate owned, and appraisal costs on real estate in foreclosure, decreased to $23,000 during the three months ended March 31, 1997, from $38,000 during the three months ended March 31, 1996, or a decrease of $15,000 or 40.80%. This decrease resulted from a reduction in write-downs and losses on disposal of other real estate owned.

     Other operating expenses increased to $134,000 during the three months ended March 31, 1997, from $132,000 during the three months ended March 31, 1996, or an increase of $2,000 or 1.12%. This increase primarily resulted from increased ATM and postage expenses.

INCOME TAXES

     During the three months ended March 31, 1997 and 1996, the Company had a benefit for income taxes of $30,000 and $15,000 by recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

During the three months ended March 31, 1997, the Company filed no reports on Form 8-K.

Exhibits.
---------

   27          Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTH FLORIDA BANK HOLDING CORPORATION




Date: April 28, 1997
                                        By:  /s/ William P. Valenti
                                             --------------------------------
                                             William P. Valenti,
                                             President and Chief Executive
                                             Officer (Principal financial
                                             officer)




Date: April 28, 1997                    By:  /s/ Sharon Landel
                                             -------------------------------
                                             Sharon Landel, Controller
                                             (Principal accounting officer)