Form 10QSB
period 1997-06-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1997-08-01
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-QSB


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 NOT APPLICABLE
            (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ----   ----

As of July 31, 1997, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                                                       PAGE
                                                                                                        NO.
                                                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
                 a)       Unaudited Consolidated Statements of Financial
                          Condition - June 30, 1997 and December 31, 1996 .....................          3

                 b)       Unaudited Consolidated Income Statements - Six
                          Months Ended June 30, 1997 and 1996 .................................          4

                 c)       Unaudited Consolidated Income Statements - Three
                          Months Ended June 30, 1997 and 1996 .................................          5

                 c)       Unaudited Consolidated Statements of Cash Flows -
                          Six Months Ended June 30, 1997 and 1996 .............................          6

                 e)       Notes to Unaudited Consolidated Financial Statements ................          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................................          9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................................         18

SIGNATURES ....................................................................................         19




PART I.  FINANCIAL INFORMATION    Item 1.  Financial Statements


                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                JUNE 30,     DECEMBER 31,
                                                                                 1997            1996
                                                                              -----------    ------------
                                                                                     (Unaudited)
ASSETS
------
Cash and due from banks ....................................................   $ 4,044,399    $ 4,663,206
Federal funds sold .........................................................     7,249,000      5,179,000
Investments available-for-sale .............................................     8,439,438      8,476,165
Investments held-to-maturity (market value of
    $9,429,000 and $8,140,000) .............................................     9,478,801      8,163,011
Loans, net of allowance for loan losses of
    $920,257 and $904,562 ..................................................    46,315,269     43,135,706
Premises and equipment, net ................................................       536,447        408,434
Accrued interest receivable ................................................       455,499        451,821
Other real estate owned ....................................................       623,086        548,500
Other assets ...............................................................       581,693        503,684
                                                                               -----------    -----------

    Total assets ...........................................................   $77,723,632    $71,529,527
                                                                               ===========    ===========

LIABILITIES
-----------
Deposits:
    Demand deposits ........................................................   $15,267,036    $15,215,611
    NOW accounts ...........................................................     9,950,784      7,841,350
    Money market accounts ..................................................     7,514,724      7,749,782
    Savings deposits .......................................................     3,365,786      2,725,840
    Time deposits under $100,000 ...........................................    26,897,548     25,975,567
    Time deposits $100,000 and over ........................................     5,359,130      4,379,625
                                                                               -----------    -----------
         Total deposits.....................................................    68,355,008     63,887,775
Securities sold under agreements to repurchase .............................     1,793,439        749,057
Accrued interest payable ...................................................       434,465        443,538
Other liabilities ..........................................................        58,860         41,432
                                                                               -----------    -----------

    Total liabilities ......................................................    70,641,772     65,121,802
                                                                               -----------    -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000
    shares authorized, 1,210,975 outstanding ...............................        12,110         12,110
Additional paid-in capital .................................................    10,366,378     10,366,378
Net unrealized securities losses ...........................................       (36,870)       (32,911)
Retained deficit ...........................................................    (3,259,758)    (3,937,852)
                                                                               -----------    -----------

    Total shareholders' equity .............................................     7,081,860      6,407,725
                                                                               -----------    -----------

    Total liabilities and shareholders' equity .............................   $77,723,632    $71,529,527
                                                                               ===========    ===========



     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                        1997           1996
                                                                      -----------    ----------
                                                                            (UNAUDITED)
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans ..........................................................       $2,095,164     $1,804,657
Federal funds sold .............................................          160,204         93,798
Investment securities ..........................................          513,558        512,437
                                                                       ----------     ----------
    Total interest income ......................................        2,768,926      2,410,892
                                                                       ----------     ----------
INTEREST EXPENSE:
Deposits:
    NOW accounts ...............................................           64,474         64,733
    Money market accounts ......................................          105,297        119,596
    Savings deposits ...........................................           33,289         25,761
    Time deposits under $100,000 ...............................          751,181        640,846
    Time deposits $100,000 and over ............................          139,978         82,535
Other ..........................................................           16,129         21,728
                                                                       ----------     ----------
    Total interest expense .....................................        1,110,348        955,199
                                                                       ----------     ----------

NET INTEREST INCOME  ...........................................        1,658,578      1,455,693
PROVISION (BENEFIT) FOR LOAN LOSSES ............................            ---           ---
                                                                       ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ............        1,658,578      1,455,693
                                                                       ----------     ----------
NON-INTEREST INCOME:
Service charge income ..........................................          236,717        227,378
Realized securities gains ......................................            ---            3,828
Other ..........................................................           47,585         42,957
                                                                       ----------    -----------
    Total non-interest income ..................................          284,302        274,163
                                                                       ----------    -----------
NON-INTEREST EXPENSES:
Personnel expense  .............................................          651,119        611,444
Occupancy expense ..............................................          242,463        272,727
Loan collection expenses .......................................           49,447         43,425
Advertising ....................................................           47,838         30,299
Legal expenses .................................................           37,769         67,211
Supplies .......................................................           34,817         37,813
Other ..........................................................          261,333        257,531
                                                                       ----------    -----------
    Total non-interest expenses ................................        1,324,786      1,320,450
                                                                       ----------    -----------

INCOME BEFORE INCOME TAXES......................................          618,094        409,406
BENEFIT FOR INCOME TAXES .......................................           60,000         30,000
                                                                       ----------    -----------
NET INCOME .....................................................       $  678,094    $   439,406
                                                                       ==========    ===========

NET INCOME PER SHARE ...........................................       $      .55    $       .36
                                                                       ==========    ===========
Weighted average number of common shares and
    common share equivalents outstanding .......................        1,227,642      1,216,780
                                                                        =========      =========



    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                        1997           1996
                                                                   -------------- ------------
                                                                           (UNAUDITED)
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans ..........................................................   $1,070,725     $  889,621
Federal funds sold .............................................       79,332         33,624
Investment securities ..........................................      270,046        245,315
                                                                   ----------     ----------
    Total interest income ......................................    1,420,103      1,168,560
                                                                   ----------     ----------

INTEREST EXPENSE:
Deposits:
    NOW accounts ...............................................       33,903         30,450
    Money market accounts ......................................       52,836         58,489
    Savings deposits ...........................................       17,753         12,642
    Time deposits under $100,000 ...............................      379,687        311,250
    Time deposits $100,000 and over ............................       75,348         39,718
Other ..........................................................        9,889         10,647
                                                                   ----------     ----------
    Total interest expense  ....................................      569,416        463,196
                                                                   ----------     ----------

NET INTEREST INCOME ............................................      850,687        705,364
PROVISION (BENEFIT) FOR LOAN LOSSES ............................         ---            ---
                                                                   ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ............      850,687        705,364
                                                                   ----------     ----------

NON-INTEREST INCOME:
Service charge income ..........................................      120,430        117,956
Realized securities gains ......................................         ---           3,828
Other ..........................................................       26,662         20,480
                                                                   ----------     ----------
    Total non-interest income ..................................      147,092        142,264
                                                                   ----------     ----------
NON-INTEREST EXPENSES:
Personnel expense ..............................................      331,726        299,517
Occupancy expense ..............................................      121,611        137,186
Loan collection expenses .......................................       26,735          5,057
Advertising ....................................................       22,878         12,954
Supplies .......................................................       16,171         18,213
Legal expenses .................................................       10,037         36,013
Other ..........................................................      127,830        125,503
                                                                   ----------     ----------
    Total non-interest expenses ................................      656,988        634,443
                                                                   ----------     ----------

INCOME BEFORE INCOME TAXES .....................................      340,791        213,185
BENEFIT FOR INCOME TAXES .......................................       30,000         15,000
                                                                   ----------     ----------
NET INCOME .....................................................     $370,791       $228,185
                                                                   ==========     ==========

NET INCOME PER SHARE ...........................................   $      .30     $      .19
                                                                   ==========     ==========

Weighted average number of common shares and
    common share equivalents outstanding .......................    1,231,794      1,227,373
                                                                    =========      =========





    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      1997           1996
                                                                                   -----------   -----------
                                                                                          (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Interest received ...............................................................    $2,765,248    $2,469,840
Non-interest income .............................................................       284,302       274,163
Interest paid ...................................................................    (1,119,421)   (1,157,900)
Personnel expenses ..............................................................      (651,119)     (611,444)
Other operating expenditures ....................................................      (611,785)     (666,899)
                                                                                    -----------    ----------
Net cash provided by operating activities .......................................       667,225       307,760
                                                                                    -----------    ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
     Purchases ..................................................................    (1,969,658)   (3,054,587)
     Maturities .................................................................     2,000,000     5,000,000
     Sales ......................................................................         ---       1,954,923

Investments held-to-maturity:
     Purchases ..................................................................    (1,997,109)   (2,210,567)
     Maturities .................................................................       681,319       530,359
Increase in loans ...............................................................    (3,254,149)   (3,545,120)
Increase in premises and equipment ..............................................      (188,050)      (31,163)
                                                                                    -----------    ----------
Net cash used in investing activities ...........................................    (4,727,647)   (1,356,155)
                                                                                    -----------    ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
     Demand deposits ............................................................        51,425       411,897
     NOW accounts ...............................................................     2,109,434      (986,574)
     Money market accounts ......................................................      (235,058)      944,120
     Savings deposits ...........................................................       639,946       198,458
     Time deposits ..............................................................     1,901,486    (2,107,904)
Securities sold under agreements to repurchase ..................................     1,044,382      (353,405)
Proceeds from issuance of common stock ..........................................         ---          75,000
                                                                                    -----------    ----------
Net cash provided by (used in) financing activities .............................     5,511,615    (1,818,408)
                                                                                    -----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................     1,451,193    (2,866,803)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................     9,842,206     8,081,597
                                                                                    -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $11,293,399    $5,214,794
                                                                                    ===========    ==========


    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

   Reconciliation of net income to net cash provided by operating activities


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------
                                                                                      1997           1996
                                                                                    --------      ---------
                                                                                         (Unaudited)
Net income .....................................................................   $678,094        $439,406

Adjustments:
    Depreciation and amortization ..............................................     60,037          79,907
    Benefit for income taxes ...................................................    (60,000)        (30,000)
    Decrease (Increase) in:
         Accrued interest receivable ..........................................      (3,678)         58,948
         Other assets ..........................................................    (15,583)        (27,629)
    Increase (Decrease) in:
         Accrued interest payable ..............................................     (9,073)       (202,701)
         Other liabilities .....................................................     17,428         (10,171)
                                                                                   --------        --------

Net cash provided by operating activities ......................................   $667,225        $307,760
                                                                                   ========        ========

Supplemental schedule of non-cash activities:
    Net unrealized securities gains (losses) ...................................   $ (6,385)       $(86,835)

    Loans transferred to other real estate owned ...............................    106,586           ---





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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations for the six and three months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six and three months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. For the six and three months ended June 30, 1997 and 1996, the computation of weighted average number of common shares and common share equivalents outstanding was as follows:



                                                 1997                            1996
                                     -----------------------------    --------------------------
                                          Six             Three           Six           Three
                                     --------------   ------------    -----------    -----------

Common shares ...................      1,210,975      1,210,975        1,204,382      1,210,975
Stock options ...................         16,667         20,819           12,398         16,398
                                       ---------      ---------        ---------      ---------

     Total ......................      1,227,642      1,231,794        1,216,780      1,227,373
                                       =========      =========        =========      =========



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

NOTE B-INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

    As of June 30, 1997 and December 31, 1996, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                                      GROSS            GROSS          CARRYING
                                                   AMORTIZED        UNREALIZED       UNREALIZED        VALUE
INVESTMENTS AVAILABLE-FOR-SALE:                      COST             GAINS           LOSSES         (FAIR VALUE)
                                                 -------------     ------------     -----------      ------------
1997
----
U.S. Agency obligations due:
    In one year or less ................          $1,000,360       $   ---          $  (1,610)      $   998,750
    After one year through five years ..           7,498,546           ---            (57,858)        7,440,688
                                                  ----------       ---------        ---------       -----------
    Total investments
         available-for-sale ............          $8,498,906       $   ---          $ (59,468)      $ 8,439,438
                                                  ==========       =========        =========       ===========
1996
----
U.S. Treasury obligations due
    in one year or less ................          $1,002,670       $   ---          $    (170)      $ 1,002,500
U.S. Agency obligations due:
    In one year or less ................           1,000,000           ---             (2,500)          997,500
    After one year through five years ..           6,526,578           ---            (50,413)        6,476,165
                                                  ----------       ---------        ---------       -----------
    Total investments
         available-for-sale ............          $8,529,248       $   ---          $ (53,083)      $ 8,476,165
                                                  ==========       =========        =========       ===========
                                                 CARRYING
                                                   VALUE            GROSS            GROSS            ESTIMATED
                                                 (AMORTIZED       UNREALIZED       UNREALIZED         MARKET
INVESTMENTS HELD-TO-MATURITY:                      COST)             GAINS          LOSSES            VALUE
                                               -------------     ------------    ------------      -----------
1997
----
U.S. Treasury obligations due
    in one year or less ................          $  997,662       $   1,088        $    ---        $   998,750
U.S. Agency obligations due:
    In one year or less ................           1,000,000           ---            (15,000)          985,000
    After one year through five years ..           5,443,874           ---            (11,183)        5,432,691
Collateralized mortgage obligations
    due after ten years ................           2,037,265           ---            (24,446)        2,012,819
                                                  ----------       ---------        ---------       -----------
Total investments held-to-maturity .....          $9,478,801       $   1,088        $ (50,629)      $ 9,429,260
                                                  ==========       =========        =========       ===========
1996
----
U.S. Agency obligations due
    after one year through five years...          $5,626,637       $  10,082        $ (22,500)      $ 5,614,219
Collateralized mortgage obligations
    due after ten years ................           2,536,374             126          (10,741)        2,525,759
                                                  ----------       ---------        ---------       -----------
Total investments held-to-maturity .....          $8,163,011       $  10,208        $ (33,241)      $ 8,139,978
                                                  ==========       =========        =========       ===========

    Expected maturities for the collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Consolidated total assets of South Florida Bank Holding Corporation (the "Holding Corporation"), its subsidiary South Florida Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $77.7 million as of June 30, 1997, from $71.5 million as of December 31, 1996, an increase of $6.2 million or 8.66%. During 1997, the Bank emphasized growth by means of an advertising campaign and an officer calling program. The Company's shareholders' equity increased to $7.1 million as of June 30, 1997 from $6.4 million as of December 31, 1996, an increase of $674,000 or 10.52%. This increase was primarily the result of net income of $678,000, partially offset with the $4,000 decrease resulting from unrealized securities losses. As of June 30, 1997, the Bank's total risk-based capital ratio was 14.48% and leverage ratio was 8.77%, as compared to 13.70% and 8.82%, respectively, as of December 31, 1996.

    Net income increased to $678,000 for the six months ended June 30, 1997, or $.55 per share, from $439,000 for the six months ended June 30, 1996, or $.36 per share. Income before income taxes increased to $618,000 for 1997, from $409,000 for 1996. The Company's improved earnings during 1997 as compared to the prior year resulted primarily from net interest income increasing $203,000 from 1996 to 1997 as the Bank's total interest-earning assets grew. In addition, the Bank recorded a benefit for income taxes of $60,000 during 1997, as compared to $30,000 during 1996.

    The following discussion provides a more in-depth analysis of the Company's financial condition and results of operations. The financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

FINANCIAL CONDITION

    The Bank's advertising campaign, coupled with an officer calling program, resulted in an increase in total assets and liabilities. The Company's total assets increased to $77.7 million as of June 30, 1997 from $71.5 million as of December 31, 1996, an increase of $6.2 million or 8.66%. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $71.5 million as of June 30, 1997 from $64.9 million as of December 31, 1996, an increase of $6.6 million or 10.05%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, decreased to $6.2 million as of June 30, 1997 from $6.6 million as of December 31, 1996, a decrease of $335,000 (primarily due to a $619,000 decrease in cash and due from banks) or 5.09%.

    Net loans increased to $46.3 million as of June 30, 1997 from $43.1 million as of December 31, 1996, an increase of $3.2 million or 7.37%. Mortgage loans which increased $2.8 million were the primary components of outstanding loans. In addition, installment loans increased $430,000 (primarily with a mobile home loan product) and commercial loans increased $363,000. Management's strategy is to lend to small-to-medium sized businesses.

    The investment portfolio increased to $25.2 million as of June 30, 1997 from $21.8 million as of December 31, 1996, an increase of $3.4 million or 15.35%. The proceeds from the increase in deposits and securities sold under agreements to repurchase were primarily used to fund the increase in loans and the investment portfolio.

     Cash and due from banks decreased to $4.0 million as of June 30, 1997 from $4.7 million as of December 31, 1996, or a decrease of $619,000 or 13.27%.
This decrease resulted primarily from the decrease in funds due from banks.

    Deposits increased to $68.4 million as of June 30, 1997 from $63.9 million as of December 31, 1996, an increase of $4.5 million or 6.99%. Core deposits increased to $63.0 million as of June 30, 1997 from $59.5 million as of December 31, 1996, an increase of $3.5 million or 5.86%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign and officer calling program. As of June 30, 1997 and December 31, 1996, the ratio of net loans to deposits was 67.76% and 67.52%, respectively.

    Securities sold under agreements to repurchase increased to $1.8 million as of June 30, 1997 from $749,000 as if December 31, 1996, or an increase of $1.0 million or 139.43%. This increase resulted primarily from a new account.

    For the six months ended June 30, 1997 and 1996, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:


                  AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                          1997                                 1996
                                             -----------------------------------   --------------------------------
                                                Average                 Yield/     Average                  Yield/
                                                Balance     Interest     Rate      Balance       Interest    Rate
                                             ------------  ----------   ------     ---------     --------   -------
ASSETS:
-------
Loans:
  Commercial .............................. $ 8,157,034    $  428,883   10.60%   $ 7,260,505    $  391,388   10.84%
  Mortgage (a) ............................  31,147,713     1,369,591    8.87     25,732,935     1,182,477    9.24
  Installment .............................   3,754,054       155,024    8.33      2,048,158        92,417    9.07
  Other ...................................   2,908,082       141,666    9.82      2,733,777       138,375   10.18
                                            -----------    ----------   -----    -----------    ----------   -----
Total loans, net of unearned income (b) ...  45,966,883     2,095,164    9.19     37,775,375     1,804,657    9.61
Investment securities-all taxable .........  17,606,990       513,558    5.83     17,341,973       512,437    5.91
Federal funds sold ........................   6,049,009       160,204    5.34      3,529,963        93,798    5.34
                                            -----------    ----------   -----    -----------    ----------   -----
Total earning assets (c) ..................  69,622,882    $2,768,926    8.02%    58,647,311    $2,410,892    8.27%
                                                           ==========   =====                   ===========  =====
Cash and due from banks ...................   3,637,955                            2,773,928

Other assets ..............................   1,985,915                            1,868,783

Allowance for loan losses .................    (921,123)                            (927,010)
                                            -----------                          -----------
Total assets .............................. $74,325,629                          $62,363,012
                                            ===========                          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest-bearing deposits:
  NOW accounts ..........................   $ 9,700,238    $   64,474    1.34%   $ 7,809,433    $   64,733    1.67%
  Money market ..........................     8,665,152       109,961    2.56      9,543,234       125,329    2.64
  Savings ...............................     3,017,404        33,289    2.22      2,319,267        25,761    2.23
  Time deposits under $100,000 ..........    26,506,536       751,181    5.71     22,099,623       640,846    5.83
  Time deposits $100,000 and over .......     5,040,454       139,978    5.60      2,943,247        82,535    5.64
                                            -----------    ----------   -----    -----------    ----------   -----
Total interest-bearing deposits .........    52,929,784     1,098,883    4.19     44,714,804       939,204    4.22

Sweep accounts...........................     1,023,593        16,129    3.18      1,359,285        21,728    3.21
                                            -----------    ----------   -----    -----------    ----------   -----
Total interest-bearing liabilities ......    53,953,377    $1,115,012    4.17%    46,074,089    $  960,932    4.19%
                                                           ==========   =====                   ==========   =====
Demand deposits .........................    13,587,262                           10,668,151
Other liabilities .......................       482,297                              438,243
Shareholders' equity ....................     6,302,693                            5,182,529
                                            -----------                          -----------
Total ...................................   $74,325,629                          $62,363,012
                                            ===========                          ===========

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread ....................                                3.85%                                4.08%
                                                                        =====                                =====
Excess of total earning assets over
  total interest-bearing liabilities ....   $15,669,505                          $12,573,222
                                            ===========                          ===========
Net yield on interest-earnings assets ...                  $1,653,914    4.79%                  $1,449,960    4.97%
                                                           ==========   =====                   ==========   =====

-----------------------------------
    (a) Interest income on mortgage loans included loan fees recognized as income of $8,000 and $4,000 during the six months ended June 30, 1997 and 1996, respectively.
    (b)  Non-accrual loans were included in loans, net of unearned income.
    (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.

         For the three months ended June 30, 1997 and 1996, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:


                  AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                          1997                                 1996
                                             -----------------------------------   -------------------------------
                                                Average                 Yield/     Average                  Yield/
                                                Balance     Interest     Rate      Balance       Interest    Rate
                                             ------------ ------------ -------- ------------   ----------- --------
Loans:
   Commercial ............................. $ 8,296,710    $  222,263   10.75% $ 7,581,751      $ 181,423    9.62%
   Mortgage (a) ...........................  31,447,113       696,769    8.89   26,200,516        586,227    9.00
   Installment ............................   3,936,868        81,151    8.27    2,382,282         52,440    8.85
   Other ..................................   2,848,149        70,542    9.93    2,756,584         69,531   10.14
                                            -----------    ----------   -----  -----------      ---------   -----
Total loans, net of unearned income (b) ...  46,528,840     1,070,725    9.23   38,921,133        889,621    9.19
Investment securities-all taxable .........  18,430,701       270,046    5.86   16,778,477        245,315    5.85
Federal funds sold ........................   5,797,428        79,332    5.49    2,566,192         33,624    5.27
                                            -----------    ----------   -----  -----------      ---------   -----
Total earning assets (c) ..................  70,756,969    $1,420,103    8.05%  58,265,802     $1,168,560    8.07%
                                                           ==========   =====                  ==========   =====
Cash and due from banks ...................   3,774,921                          2,876,364
Other assets ..............................   2,050,043                          1,886,488
Allowance for loan losses .................    (929,387)                          (939,241)
                                            -----------                        -----------
Total assets .............................. $75,652,546                        $62,089,413
                                            ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest-bearing deposits:
   NOW accounts ........................... $10,142,795     $  33,903    1.34%  $7,611,874       $ 30,450    1.61%
   Money market ...........................   8,349,432        54,499    2.62    9,502,624         61,515    2.60
   Savings ................................   3,198,834        17,753    2.23    2,286,101         12,642    2.22
   Time deposits under $100,000 ...........  26,715,579       379,687    5.70   21,777,103        311,250    5.75
   Time deposits $100,000 and over ........   5,407,437        75,348    5.59    2,893,713         39,718    5.52
                                            -----------    ----------   -----  -----------      ---------   -----
Total interest-bearing deposits ...........  53,814,077       561,190    4.18   44,071,415        455,575    4.16
Sweep accounts ............................   1,243,544         9,889    3.19    1,361,227         10,647    3.15
                                            -----------    ----------   -----  -----------      ---------   -----
Total interest-bearing liabilities ........  55,057,621      $571,079    4.16%  45,432,642       $466,222    4.13%
                                                             ========   =====                     ========   =====
Demand deposits ...........................  13,630,971                         11,014,129
Other liabilities .........................     478,060                            378,540
Shareholders' equity ......................   6,485,894                          5,264,102
                                            -----------                        -----------
Total ..................................... $75,652,546                        $62,089,413
                                            ===========                        ===========

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread ......................                              3.89%                               3.94%
                                                                        =====                               =====
Excess of total earning assets over
  total interest-bearing liabilities ...... $15,699,348                        $12,833,160
                                            ===========                        ===========
Net yield on interest-earnings assets .....                  $849,024    4.81%                   $702,338    4.85%
                                                             ========   =====                    ========   =====

-----------------------------------
    (a) Interest income on mortgage loans included loan fees recognized as income of $4,000 and $2,000 during the three months ended June 30, 1997 and 1996, respectively.
    (b)  Non-accrual loans were included in loans, net of unearned income.
    (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.



LOAN PORTFOLIO

    The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of June

30, 1997 and December 31, 1996, the composition of the Bank's loan portfolio was as follows:


                                                 1997                      1996
                                          ----------------------    -------------------
                                                         % OF                      % OF
                                                         TOTAL                    TOTAL
                                             AMOUNT      LOANS        AMOUNT       LOANS
                                          -----------   -------     ----------    -------
Commercial .........................     $ 8,425,956    17.84%   $ 8,062,573     18.31%
Mortgage: (a)
    Construction ...................         892,705     1.89      1,029,003      2.34
    Non-construction   .............      31,061,924    65.76     28,172,195     63.97
Installment (b).....................       4,019,563     8.51      3,589,684      8.15
Other loans (c) ....................       2,835,378     6.00      3,186,813      7.23
                                         -----------  -------    -----------   -------
Total loans, net of
    unearned income ................      47,235,526   100.00%    44,040,268    100.00%
                                                      =======                   ======
Allowance for loan losses  .........        (920,257)    1.95%      (904,562)     2.05%
                                         -----------  =======    -----------    ======
Loans, net .........................     $46,315,269             $43,135,706
                                         ===========             ===========

-------------------

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

ALLOWANCE FOR LOAN LOSSES

    For the six months ended June 30, 1997 and 1996, the Bank's loan loss experience and its provision for loan losses were as follows:

                                                                         1997                      1996
                                                                    ---------------           ---------------
Average loans outstanding .....................................       $45,966,883               $37,775,375
                                                                      ===========               ===========
Net loans at end of period.....................................       $46,315,269               $40,200,187
                                                                      ===========               ===========
Allowance for loan losses at beginning of period ..............          $904,562                  $852,270
Loans charged-off:
    Commercial.................................................            11,386                    19,668
    Mortgage...................................................            ---                       17,348
    Installment................................................            12,506                     3,303
    Other loans ...............................................             3,853                     8,737
                                                                         --------                  --------
Total loans charged-off .......................................            27,745                    49,056
                                                                         --------                  --------
Recoveries of loans previously charged-off:
    Commercial ................................................            23,610                   101,693
    Mortgage ..................................................            18,971                    19,062
    Installment ...............................................               244                     2,049
    Other loans ...............................................               615                     1,682
                                                                         --------                  --------
Total recoveries ..............................................            43,440                   124,486
                                                                         --------                  --------
Net loan charged-offs (recoveries) ............................           (15,695)                  (75,430)
Provision charged to expense ..................................             ---                       ---
                                                                         --------                  --------
Allowance for loan losses at end of period .. .................          $920,257                  $927,700
                                                                         ========                  ========

Ratio of net charge-offs (recoveries) during period
    to average net loans outstanding ..........................              (.07)%                    (.40)%
Allowance for loan losses as a percentage of loans,
    net of unearned income at end of period ...................              1.95%                     2.31%

    During 1997, six loans were charged-off. During 1997, the largest loan recovery was $17,000, or 39.94% of total recoveries. The remaining recoveries, which totaled $26,000, encompassed 15 loans.

    Non-performing assets increased to $990,000 as of June 30, 1997 as compared to $811,000 as of December 31, 1996, or an increase of $179,000 or 21.98%. The ratio of non-performing loans as a percent of total loans, net of unearned income, was .78% and .60% as of June 30, 1997 and December 31, 1996, respectively. The allowance for loan losses as a percentage of non-performing loans was 251.14% and 344.34% as of June 30, 1997 and December 31, 1996, respectively.

    As of June 30, 1997 and December 31, 1996, the Bank's non-performing loans and repossessed assets were as follows:

                                                         1997                      1996
                                                  ----------------------    -------------------
                                                                 % OF                      % OF
                                                                 TOTAL                    TOTAL
                                                     AMOUNT      LOANS        AMOUNT       LOANS
                                                  -----------   -------     ----------    -------

Non-accruing loans:
    Under 90 days delinquent .............       $146,070       .31%         $117,930       .27%
    90 or more days delinquent ...........        220,368       .47           144,762       .33
                                                 --------       ---          --------       ---
Total non-accruing loans .................       $366,438       .78%         $262,692       .60%
                                                 ========       ===          ========       ===

Total real estate owned ..................       $623,086                    $548,500
                                                 --------                    --------
Total non-performing assets ..............       $989,524                    $811,192
                                                 ========                    ========

Loans delinquent and accruing:
    30 to 59 days ........................       $ 11,137       .02%         $ 21,818       .05%
    60 to 89 days ........................          4,054       .01           105,835       .24
                                                 --------       ---          --------       ---
         Total ...........................       $ 15,191       .03%         $127,653       .29%
                                                 ========       ===          ========       ===

Total delinquencies 30 days and over .....       $381,629       .81%         $390,345       .89%
                                                 ========       ===          ========       ===

    As of June 30, 1997 and December 31, 1996, the Bank did not have any troubled debt restructurings or loans delinquent over 90 days still accruing.

    Non-accruing loans totaled $366,000 as of June 30, 1997 as compared to $263,000 as of December 31, 1996, an increase of $103,000 or 39.49%. The largest non-accruing loan as of June 30, 1997 was a $111,000 first mortgage loan collateralized with commercial real estate. The Bank has begun foreclosure proceedings on the collateral. The second largest non-accruing loan as of June 30, 1997 was a $106,000 first mortgage loan collateralized with commercial real estate. As of June 30, 1997, this loan was current.

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

CAPITAL RESOURCES

    The Holding Corporation's total shareholders' equity was $7.1 million and $6.4 million as of June 30, 1997 and December 31, 1996, respectively. This increase was the result of 1997's net income of $678,000, partially offset with the $4,000 increase in the net unrealized securities losses to June 30, 1997 from December 31, 1996. The Bank's total shareholder's equity was $6.6 million and $6.0 million as of June 30, 1997 and December 31, 1996, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $687,000 partially offset with the $4,000 increase in the net unrealized securities losses to June 30, 1997 from December 31, 1996.

    The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the prior three months) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                       TOTAL            TIER 1
                                                      RISK-BASED       RISK-BASED    LEVERAGE
                                                     CAPITAL RATIO    CAPITAL RATIO   RATIO
                                                     -------------    -------------  --------
Well capitalized per FDIC(minimum ratios) ..........   10.00%            6.00%       5.00%
Bank:    December 31, 1996 .........................   13.70            12.45        8.82
         June 30, 1997 .............................   14.48            13.22        8.77

LIQUIDITY

    During the six months ended June 30, 1997 and 1996, investing activities used $4.7 million and $1.4 million, respectively, of cash. During the six months ended June 30, 1997 and 1996, financing activities provided (used) $5.5
million and $(1.8) million, respectively, of cash.   During 1997 and 1996, the
Company focused on growth with an advertising campaign and an officer calling program.

RESULTS OF OPERATIONS

SUMMARY

    The Company's net income was $678,000 and $371,000 for the six and three months ended June 30, 1997, respectively, or $.55 and $.30 per share, as compared to $439,000 and $228,000 for the six and three months ended June 30, 1996, or $.36 and $.19 per share. For the six and three months ended June 30, 1997 and 1996, the Company's annualized performance ratios were as follows:


                                                       1997                       1996
                                                ------------------        -------------------
                                                   Six      Three            Six       Three
                                                --------  --------        --------    -------

Return on average assets .....................   1.82%      1.96%            1.41%     1.47%
Return on average equity  ....................  21.52      22.87            16.96     17.34
Average equity to average assets .............   8.48       8.57             8.31      8.48

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

    The Bank's net interest income increased to $1.7 million during the six months ended June 30, 1997 from $1.4 million during the six months ended June 30, 1996, an increase of $204,000 or 14.07%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 21.34% volume increase in 1997 from 1996 in loan interest income was primarily attributable to the 17.82% increase in average loans and the 12.39% volume increase in 1997 from 1996 in investment interest income was primarily attributable to the 11.77% increase in average investments. The 20.21% volume increase in 1997 from 1996 in interest expense was primarily attributable to the 14.60% increase in average interest-bearing liabilities. The interest rate variance for loans primarily resulted from the decrease in interest rates charged on loans in 1997 from 1996. The yield on the investment portfolio decreased 14 basis points reflecting the reinvestment of the proceeds from investment securities maturing subsequent to 1996 at lower interest rates. The interest rates paid on interest-bearing liabilities decreased 22 basis points as the Bank paid lower rates on new deposit accounts than those maturing subsequent to 1996. The result was a decrease in the net interest margin to 4.79% during 1997 from 4.97% during 1996.

    The increase (decrease) during the six months ended June 30, 1997 from the six months ended June 30, 1996 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                                         VOLUME/
                                                          VOLUME          RATE           RATE         TOTAL
                                                         ---------      ---------     ----------    ----------
ASSETS:
-------
Loans:
    Commercial ............................              $ 48,594       $ (8,630)      $ (2,469)     $ 37,495
    Mortgage ..............................               250,186        (48,098)       (14,974)      187,114
    Installment ...........................                77,396         (7,645)        (7,144)       62,607
    Other  ................................                 8,871         (4,857)          (723)        3,291
                                                         --------       ---------      --------      --------
         Total loans ......................               385,047        (69,230)       (25,310)      290,507
Investment securities .....................                 7,831         (6,609)          (101)        1,121
Federal funds sold ........................                67,304            (50)          (848)       66,406
                                                         --------       --------       --------      --------
Total interest income .....................               460,182        (75,889)       (26,259)      358,034
                                                          -------       --------       --------      --------

LIABILITIES:
------------
Interest-bearing deposits:
    NOW accounts...........................                15,759        (12,752)        (3,266)         (259)
    Money market accounts .................               (11,595)        (3,910)           137       (15,368)
    Savings deposits ......................                 7,797           (104)          (165)        7,528
    Time deposits:
         Under $100,000 ...................               128,494        (12,885)        (5,274)      110,335
         $100,000 and over ................                59,133           (574)        (1,116)       57,443
                                                         --------       --------       --------      --------
    Total interest-bearing deposits .......               199,588        (30,225)        (9,684)      159,679

Securities sold under agreements
    to repurchase..........................                (5,395)          (251)            47        (5,599)
                                                        ---------       --------       --------      --------
Total interest expense ....................               194,193        (30,476)        (9,637)      154,080
                                                        ---------       --------       --------      --------

Net interest income .......................              $265,989       $(45,413)      $(16,622)     $203,954
                                                         ========       ========       ========      ========


    The Bank's net interest income increased to $849,000 during the three months ended June 30, 1997 from $702,000 during the six months ended June 30, 1996, an increase of $147,000 or 20.89%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 19.33% volume increase in 1997 from 1996 in loan interest income was primarily attributable to the 16.35% increase in average loans and the 23.92% volume increase in 1997 from 1996 in investment interest income was primarily attributable to the 20.16% increase in average investments. The 24.13% volume increase in 1997 from 1996 in interest expense was primarily attributable to the 17.48% increase in average interest-bearing liabilities. The interest rate variance for loans primarily resulted from the decrease in interest rates charged on loans in 1997 from 1996. The yield on the investment portfolio decreased 3 basis points reflecting the reinvestment of the proceeds from investment securities maturing subsequent to 1996 at lower interest rates. The interest rates paid on interest-bearing liabilities decreased 5 basis points as the Bank paid lower rates on new deposit accounts than those maturing subsequent to 1996. The result was a decrease in the net interest margin to 4.81% during 1997 from 4.85% during 1996.

    The increase (decrease) during the three months ended June 30, 1997 from the three months ended June 30, 1996 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                                             VOLUME/
                                                              VOLUME          RATE           RATE         TOTAL
                                                             ---------      ---------     ----------    ----------
ASSETS:
-------
Loans:
    Commercial .................................              $ 17,202        $21,248         $2,390      $ 40,840
    Mortgage  ..................................               118,036         (7,332)          (162)      110,542
    Installment ................................                34,408         (3,487)        (2,210)       28,711
    Other ......................................                 2,322         (1,451)           140         1,011
                                                              --------       --------         ------      --------
         Total loans ...........................               171,968          8,978            158       181,104
Investment securities ..........................                24,157            523             51        24,731
Federal funds sold .............................                42,570          1,403          1,735        45,708
                                                              --------        -------          -----      --------
Total interest income ..........................               238,695         10,904          1,944       251,543
                                                               -------         ------          -----      --------

LIABILITIES:
------------
Interest-bearing deposits:
    NOW accounts ...............................                10,180         (5,104)        (1,623)        3,453
    Money market accounts ......................                (7,506)           344            146        (7,016)
    Savings deposits ...........................                 5,075             11             25         5,111
    Time deposits:
         Under $100,000 ........................                70,971         (2,609)            75        68,437
         $100,000 and over .....................                34,692            496            442        35,630
                                                              --------        -------          -----      --------
    Total interest-bearing deposits ..........,.               113,412         (6,862)          (935)      105,615

Securities sold under agreements
    to repurchase ..............................                  (926)           149             19          (758)
                                                             ---------        -------        -------      --------
Total interest expense .........................               112,486         (6,713)          (916)      104,857
                                                             ---------        -------        -------      --------

Net interest income ............................              $126,209        $17,617         $2,860      $146,686
                                                             =========        =======         ======      ========


    As interest rates continue to change, the Bank's net interest margin may be squeezed by the repricing of the interest-earning assets at different times than the repricing of interest-costing liabilities.

PROVISION FOR LOAN LOSSES

    The Bank made no provision for loan losses during the six and three months ended June 30, 1997 and 1996. Net loan recoveries during the six months ended June 30, 1997 were $16,000 as compared to $75,000 during the six months ended June 30, 1996. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of June 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of loans net of unearned income was 1.95% and 2.05%, respectively, and as a percentage of non-accrual loans was 251.14% and 344.34%, respectively. See "--Financial Condition-Allowance for Loan Losses".

NON-INTEREST INCOME

    Deposit service charge income increased $10,000 or 4.11% to $237,000 (or .71% of average deposits) during the six months ended June 30, 1997 from
$227,000 (or .82% of average deposits) during the six months ended June 30, 1996, and increased $2,000 or 2.10% to $120,000 (.71% of average deposits) during the three months ended June 30, 1997 from $118,000 (or .86% of average deposits) during the three months ended June 30, 1996. These increases primarily resulted from an increased volume of overdraft charges.

NON-INTEREST EXPENSE

    Personnel expenses increased $40,000 or 6.49% to $651,000 during the six months ended June 30, 1997, from $611,000 during the six months ended June 30, 1996, and increased $32,000 or 10.75% to $332,000 during the three months ended June 30, 1997, from $300,000 during the three months ended June 30, 1996. These increases primarily resulted from compensation increases for existing employees and the increase in the number of employees. The monthly average of full-time equivalent employees during the six and three months ended June 30, 1997 was 35.86 and 36.13 as compared to 33.00 and 32.63 employees during the six and three months ended June 30, 1996, respectively. As of June 30, 1997 and December 31, 1996, the Bank employed 34 and 33 full-time and five and five part-time employees, respectively.

    Occupancy expense decreased to $242,000 and $122,000 during the six and three months ended June 30, 1997, respectively, from $273,000 and $137,000 during the six and three months ended June 30, 1996, or respective decreases of $31,000 or 11.10% and $15,000 or 11.35%. These decreases primarily resulted from lower depreciation expense as assets became fully depreciated.

    Loan collection expenses, excluding legal expenses but including real estate taxes, insurance, gain (loss) on the sale of other real estate owned, and appraisal costs on real estate in foreclosure, increased to $49,000 and $27,000 during the six and three months ended June 30, 1997, respectively, from $43,000 and $5,000 during the six and three months ended June 30, 1996, or respective increases of $6,000 or 13.87% and $22,000 or 428.67%. These increases resulted primarily from an increase in write-downs of other real estate owned.

    Advertising expense increased to $48,000 and $23,000 during the six and three months ended June 30, 1997, respectively, from $30,000 and $13,000 during the six and three months ended June 30, 1996, or respective increases of $18,000 or 57.89% and $10,000 or 76.61%. These increases primarily resulted from the cost of the advertising campaign conducted during 1997.

    Legal expenses decreased to $38,000 and $10,000 during the six and three months ended June 30, 1997, respectively, from $67,000 and $36,000 during the six and three months ended June 30, 1996, or respective decreases of $29,000 or 43.81% and $26,000 or 72.13%. These decreases reflected the reduction in collection actions handled by the Bank's attorneys.

INCOME TAXES

    During the six and three months ended June 30, 1997, the Company had a benefit for income taxes of $60,000 and $30,000, respectively, as compared to $30,000 and $15,000 during the six and three months ended June 30, 1996, respectively, by recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    Reports on Form 8-K

        During the three months ended June 30, 1997, the Company filed no reports on Form 8-K.

Exhibits

   27 -- Financial Data Schedule (for SEC use only).

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SOUTH FLORIDA BANK HOLDING CORPORATION




Date:  July 31, 1997                    By:   /s/ William P. Valenti
                                            ---------------------------------
                                                  William P. Valenti,
                                                  President and Chief
                                                  Executive Officer (Principal
                                                  financial officer)




Date:  July 31, 1997                    By:   /s/ Sharon Landel
                                            ---------------------------------
                                                  Sharon Landel,
                                                  Controller (Principal
                                                  accounting officer)