Form 10QSB
period 1997-09-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1997-11-12
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

As of October 31, 1997, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                                 PAGE
                                                                                                  NO.
                                                                                                 ----
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  a)       Unaudited Consolidated Statements of Financial
                           Condition - September 30, 1997 and December 31, 1996..............      3

                  b)       Unaudited Consolidated Income Statements - Nine
                           Months Ended September 30, 1997 and 1996..........................      4

                  c)       Unaudited Consolidated Income Statements - Three
                           Months Ended September 30, 1997 and 1996..........................      5

                  c)       Unaudited Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 1997 and 1996.....................      6

                  e)       Notes to Unaudited Consolidated Financial Statements..............      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................      9

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K 18.................................................     18

SIGNATURES...................................................................................     19

PART I. FINANCIAL INFORMATION Item 1. Financial Statements


                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                1997            1996
                                                            -------------   ------------
ASSETS                                                              (Unaudited)
------
Cash and due from banks .................................   $  4,499,420    $  4,663,206
Federal funds sold ......................................      6,417,905       5,179,000
Investments available-for-sale ..........................     12,478,125       8,476,165
Investments held-to-maturity (market value of
     $11,150,000 and $8,140,000) ........................     11,153,109       8,163,011
Loans, net of allowance for loan losses of
     $894,463 and $904,562 ..............................     46,922,961      43,135,706
Premises and equipment, net .............................        563,968         408,434
Accrued interest receivable .............................        501,427         451,821
Other real estate owned .................................        529,211         548,500
Other assets ............................................        585,875         503,684
                                                            ------------    ------------

     Total assets .......................................   $ 83,652,001    $ 71,529,527
                                                            ============    ============

LIABILITIES
-----------
Deposits:
     Demand deposits ....................................   $ 13,611,332    $ 15,215,611
     NOW accounts .......................................      9,416,991       7,841,350
     Money market accounts ..............................     10,151,140       7,749,782
     Savings deposits ...................................      3,372,236       2,725,840
     Time deposits under $100,000 .......................     31,526,224      25,975,567
     Time deposits $100,000 and over ....................      5,782,744       4,379,625
                                                            ------------    ------------
         Total deposits .................................     73,860,667      63,887,775
Securities sold under agreements to repurchase ..........      1,741,669         749,057
Accrued interest payable ................................        472,624         443,538
Other liabilities .......................................        117,637          41,432
                                                            ------------    ------------

     Total liabilities ..................................     76,192,597      65,121,802
                                                            ------------    ------------

SHAREHOLDERS' EQUITY
Common stock, $ 01 par value, 10,000,000
     shares authorized, 1,210,975 outstanding ...........         12,110          12,110
Additional paid-in capital ..............................     10,366,378      10,366,378
Net unrealized securities losses ........................         (9,412)        (32,911)
Retained deficit ........................................     (2,909,672)     (3,937,852)
                                                            ------------    ------------

     Total shareholders' equity .........................      7,459,404       6,407,725
                                                            ------------    ------------

     Total liabilities and shareholders' equity .........   $ 83,652,001    $ 71,529,527
                                                            ============    ============



  The accompanying Notes to Unaudited Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                   1997         1996
                                                                ----------   ----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:                          (UNAUDITED)
Loans .......................................................   $3,213,952   $2,744,455
Federal funds sold ..........................................      279,037      124,092
Investment securities .......................................      809,882      732,320
                                                                ----------   ----------
     Total interest income ..................................    4,302,871    3,600,867
                                                                ----------   ----------

INTEREST EXPENSE:
Deposits:
     NOW accounts ...........................................       97,325       94,297
     Money market accounts ..................................      165,051      177,771
     Savings deposits .......................................       52,775       38,414
     Time deposits under $100,000 ...........................    1,170,331      961,600
     Time deposits $100,000 and over ........................      222,431      120,746
Other .......................................................       29,553       31,694
                                                                ----------    ---------
     Total interest expense .................................    1,737,466    1,424,522

NET INTEREST INCOME .........................................    2,565,405    2,176,345
Provision (Benefit) for loan losses .........................           --           --
                                                                ----------   ----------
Net interest income after provision for loan losses .........    2,565,405    2,176,345
                                                                ----------   ----------

NON-INTEREST INCOME:
Service charge income .......................................      360,915      328,970
Realized securities gains ...................................           --        3,828
Other .......................................................       66,558      133,233
                                                                ----------   ----------
     Total non-interest income ..............................      427,473      466,031
                                                                ----------   ----------

NON-INTEREST EXPENSES:
Personnel expense ...........................................    1,009,885      917,144
Occupancy expense ...........................................      396,810      397,805
Advertising .................................................       73,406       42,166
Loan collection expenses ....................................       73,052       45,118
Supplies ....................................................       59,397       49,161
Legal expenses ..............................................       52,023       84,007
Other .......................................................      390,125      419,148
                                                                ----------   ----------
     Total non-interest expenses ............................    2,054,698    1,954,549
                                                                ----------   ----------

INCOME BEFORE INCOME TAXES ..................................      938,180      687,827
BENEFIT FOR INCOME TAXES ....................................       90,000       45,000
                                                                ----------   ----------
NET INCOME ..................................................   $1,028,180   $  732,827
                                                                ==========   ==========

NET INCOME PER SHARE ........................................   $      .84   $      .60
                                                                ==========   ==========

Weighted average number of common shares and
     common share equivalents outstanding ...................    1,229,331    1,218,065
                                                                ==========   ==========


  The accompanying Notes to Unaudited Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                                   1997         1996
                                                                ----------   ----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:                          (UNAUDITED)
Loans .......................................................   $1,118,788   $  939,798
Federal funds sold ..........................................      118,833       30,294
Investment securities .......................................      296,324      219,883
                                                                ----------   ----------
     Total interest income ..................................    1,533,945    1,189,975
                                                                ----------   ----------

INTEREST EXPENSE:
Deposits:
     NOW accounts ...........................................       32,851       29,564
     Money market accounts ..................................      .59,754       58,175
     Savings deposits .......................................       19,486       12,653
     Time deposits uner $100,000 ............................      419,150      320,754
     Time deposits $100,000 and over ........................       82,453       38,211
Other .......................................................       13,424        9,966
                                                                ----------   ----------
     Total interest expense .................................      627,118      469,323
                                                                ----------   ----------

NET INTEREST INCOME .........................................      906,827      720,652
PROVISION (BENEFIT) FOR LOAN LOSSES .........................           --           --
                                                                ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .........      906,827      720,652
                                                                ----------   ----------

NOT-INTEREST INCOME:
Service charge income .......................................      124,198      101,592
Realized securities gains ...................................           --           --
Other .......................................................       18,973       90,276
                                                                ----------   ----------
     Total non-interest income ..............................      143,171      191,868
                                                                ----------   ----------

NON-INTEREST EXPENSES:
Personnel expense ...........................................      358,766      305,700
Occupancy expense ...........................................      154,347      125,078
Advertising .................................................       25,568       11,867
Supplies ....................................................       24,580       11,348
Loan collection expenses ....................................       23,605        1,693
Legal expense ...............................................       14,254       16,796
Other .......................................................      128,792      161,617
                                                                ----------   ----------
     Total non-interest expenses ............................      729,912      634,099
                                                                ----------   ----------

INCOME BEFORE INCOME TAXES ..................................      320,086      278,421
BENEFIT FOR INCOME TAXES ....................................       30,000       15,000
                                                                ----------   ----------
NET INCOME ..................................................   $  350,086   $  293,421
                                                                ==========   ==========

NET INCOME PER SHARE ........................................   $      .29   $      .24
                                                                ==========   ==========

Weighted average number of common shares and
     common share equivalents outstanding ...................    1,231,907    1,215,520
                                                                ==========   ==========


  The accompanying Notes to Unaudited Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                       1997            1996
                                                                   ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:                     (Unaudited)
Interest received ..............................................   $  4,253,265    $  3,653,531
Non-interest income ............................................        427,473         466,031
Interest paid ..................................................     (1,708,380)     (1,565,051)
Personnel expenses .............................................     (1,009,885)       (917,144)
Other operating expenditures ...................................       (864,057)       (923,140)
                                                                   ------------    ------------
Net cash provided by operating activities ......................      1,098,416         714,227
                                                                   ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
     Purchases .................................................     (5,964,058)     (3,049,983)
     Maturities ................................................      2,000,000       7,000,000
     Sales .....................................................             --       1,954,923
Investments held-to-maturity:
     Purchases .................................................     (3,987,090)     (4,239,999)
     Maturities ................................................        996,992         862,183
Increase in loans ..............................................     (3,851,266)     (6,709,742)
Proceeds from the sales of
     other real estate owned ...................................         83,300          31,665
Increase in premises and equipment .............................       (266,679)        (43,971)
                                                                   ------------    ------------
Net cash used in investing activities ..........................    (10,988,801)     (4,194,924)
                                                                   ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
     Demand deposits ...........................................     (1,604,279)        752,412
     NOW accounts ..............................................      1,575,641        (749,973)
     Money market accounts .....................................      2,401,358         712,101
     Savings deposits ..........................................        646,396          19,198
     Time deposits .............................................      6,953,776         900,126
Securities sold under agreements to repurchase .................        992,612        (701,408)
Proceeds from issuance of common stock .........................             --          75,000
                                                                   ------------    ------------
Net cash provided by (used in) financing activities ............     10,965,504       1,007,456
                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........      1,075,119      (2,473,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............      9,842,206       8,081,597
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $ 10,917,325    $  5,608,356
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

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

    Reconciliation of net income to net cash provided by operating activities

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                                  1997           1996
                                                              -----------    -----------
                                                                      (Unaudited)
Net income ................................................   $ 1,028,180    $   732,827

Adjustments:
     Depreciation and amortization ........................       111,145        106,958
     Benefit for income taxes .............................       (90,000)       (45,000)
     Decrease (Increase) in:
         Accrued interest receivable ......................       (49,606)        52,664
         Other assets .....................................        (6,594)        (8,137)
     Increase (Decrease) in:
         Accrued interest payable .........................        29,086       (140,529)
         Other liabilities ................................        76,205         15,444
                                                              -----------    -----------

Net cash provided by operating activities .................   $ 1,098,416    $   714,227
                                                              ===========    ===========

Supplemental schedule of non-cash activities:
     Net unrealized securities gains (losses) .............   $    23,499    $   (76,580)

     Loans transferred to other real estate owned .........       106,586         29,140










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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations for the nine and three months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

         Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. For the nine and three months ended September 30, 1997 and 1996, the computation of weighted average number of common shares and common share equivalents outstanding was as follows:

                                   1997                    1996
                          ---------------------   ---------------------
                             Nine       Three        Nine       Three
                          ---------   ---------   ---------   ---------
Common shares .........   1,210,975   1,210,975   1,206,580   1,210,975
Stock options .........      18,356      20,932      11,485       4,545
                          ---------   ---------   ---------   ---------

     Total ............   1,229,331   1,231,907   1,218,065   1,215,520
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

NOTE B-INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

         As of September 30, 1997 and December 31, 1996, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                                    GROSS         GROSS        CARRYING
                                                    AMORTIZED     UNREALIZED    UNREALIZED       VALUE
INVESTMENTS AVAILABLE-FOR-SALE:                        COST         GAINS         LOSSES      (FAIR VALUE)
                                                   -----------   -----------   -----------    ------------
1997
----
U.S. Agency obligations due:
     In one year or less .......................   $ 2,503,145   $        35   $    (8,805)   $ 2,494,375
     After one year through five years .........     9,990,161        10,359       (16,770)     9,983,750
                                                   -----------   -----------   -----------    -----------
     Total investments
         available-for-sale ....................   $12,493,306   $    10,394   $   (25,575)   $12,478,125
                                                   ===========   ===========   ===========    ===========

1996
----
U.S. Treasury obligations due
     in one year or less .......................   $ 1,002,670   $        --   $      (170)   $ 1,002,500
U.S. Agency obligations due:
     In one year or less .......................     1,000,000            --        (2,500)       997,500
     After one year through five years .........     6,526,578            --       (50,413)     6,476,165
                                                   -----------   -----------   -----------    -----------
     Total investments
         available-for-sale ....................   $ 8,529,248   $        --   $   (53,083)   $ 8,476,165
                                                   ===========   ===========   ===========    ===========

                                                    CARRYING
                                                      VALUE         GROSS         GROSS        ESTIMATED
                                                    (AMORTIZED    UNREALIZED    UNREALIZED      MARKET
INVESTMENTS HELD-TO-MATURITY:                          COST)        GAINS         LOSSES         VALUE
                                                   -----------   -----------   -----------    -----------
1997
----
U.S. Treasury obligations due
     in one year or less .......................   $   998,500   $     1,500   $        --    $ 1,000,000
U.S. Agency obligations due:
     In one year or less .......................     1,000,000            --       (10,000)       990,000
     After one year through five years .........     7,272,334         8,833        (1,590)     7,279,577
Collateralized mortgage obligations
     due after ten years .......................     1,882,275         2,341        (4,079)     1,880,537
                                                   -----------   -----------   -----------    -----------
Total investments held-to-maturity .............   $11,153,109   $    12,674   $   (15,669)   $11,150,114
                                                   ===========   ===========   ===========    ===========
                                                                                                     1996
U.S. Agency obligations due
     after one year through five years .........   $ 5,626,637   $    10,082   $   (22,500)   $ 5,614,219
Collateralized mortgage obligations
     due after ten years .......................     2,536,374           126       (10,741)     2,525,759
                                                   -----------   -----------   -----------    -----------
Total investments held-to-maturity .............   $ 8,163,011   $    10,208   $   (33,241)   $ 8,139,978
                                                   ===========   ===========   ===========    ===========

         Expected maturities for the collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Consolidated total assets of South Florida Bank Holding Corporation (the "Holding Corporation"), its subsidiary South Florida Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $83.7 million as of September 30, 1997, from $71.5 million as of December 31, 1996, an increase of $12.2 million or 16.95%. During 1997, the Bank emphasized growth by means of an advertising campaign and an officer calling program, as well as the opening of a new branch office. The Company's shareholders' equity increased to $7.5 million as of September 30, 1997 from $6.4 million as of December 31, 1996, an increase of $1.1 million or 16.41%. This increase was primarily the result of net income of $1.0 million and the $23,000 increase resulting from unrealized securities gains. As of September 30, 1997, the Bank's total risk-based capital ratio was 15.38% and leverage ratio was 8.64%, as compared to 13.70% and 8.82%, respectively, as of December 31, 1996.

         Net income increased to $1.0 million for the nine months ended September 30, 1997, or $.84 per share, from $733,000 for the nine months ended September 30, 1996, or $.60 per share. Income before income taxes increased to $938,000 for 1997, from $688,000 for 1996. The Company's improved earnings during 1997 as compared to the prior year resulted primarily from net interest income increasing $389,000 from 1996 to 1997 as the Bank's total interest-earning assets grew. In addition, the Bank recorded a benefit for income taxes of $90,000 during 1997, as compared to $45,000 during 1996.

         The following discussion provides a more in-depth analysis of the Company's financial condition and results of operations. The financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

FINANCIAL CONDITION

         The Bank's advertising campaign, coupled with an officer calling program and the opening of a new branch office, resulted in an increase in total assets and liabilities. The Company's total assets increased to $83.7 million as of September 30, 1997 from $71.5 million as of December 31, 1996, an increase of $12.2 million or 16.95%. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $77.0 million as of September 30, 1997 from $64.9 million as of December 31, 1996, an increase of $12.1 million or 18.50%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, increased to $6.7 million as of September 30, 1997 from $6.6 million as of December 31, 1996, an increase of $104,000 or 1.59%.

         Net loans increased to $46.9 million as of September 30, 1997 from $43.1 million as of December 31, 1996, an increase of $3.8 million or 8.78%. Mortgage loans which increased $2.5 million were the primary components of outstanding loans. In addition, installment loans increased $749,000 (primarily with a mobile home loan product) and commercial loans increased $699,000. Management's strategy is to lend to small-to-medium sized businesses.

         The investment portfolio increased to $30.1 million as of September 30, 1997 from $21.8 million as of December 31, 1996, an increase of $8.3 million or 37.73%. The proceeds from the increase in deposits and securities sold under agreements to repurchase were primarily used to fund the increase in loans and the investment portfolio.

         Deposits increased to $73.9 million as of September 30, 1997 from $63.9 million as of December 31, 1996, an increase of $10.0 million or 15.61%. Core deposits increased to $68.1 million as of September 30, 1997 from $59.5 million as of December 31, 1996, an increase of $8.6 million or 14.40%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign, officer calling program and the opening of a new branch office. As of September 30, 1997 and December 31, 1996, the ratio of net loans to deposits was 63.53% and 67.52%, respectively.

         Securities sold under agreements to repurchase increased to $1.7 million as of September 30, 1997 from $749,000 as if December 31, 1996, or an increase of $1.0 million or 132.51%. This increase resulted primarily from a new account.

         For the nine months ended September 30, 1997 and 1996, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                   AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                                   1997                                   1996
                                                   -----------------------------------   -----------------------------------
                                                      Average                   Yield/      Average                   Yield/
ASSETS:                                               Balance       Interest     Rate       Balance       Interest     Rate
-------                                            ------------    ----------   ------   ------------    ----------   ------
Loans:
   Commercial ..................................   $  8,221,553    $  645,477   10.50%   $  7,415,756    $  573,993   10.34%
   Mortgage(a) .................................     31,371,114     2,103,325    8.96      26,425,175     1,803,749    9.12
   Installment .................................      3,905,886       250,785    8.58       2,324,535       154,234    8.86
   Other .......................................      2,921,318       214,365    9.81       2,812,373       212,479   10.09
                                                   ------------    ----------   -----    ------------    ----------   -----
Total loans, net of unearned income(b) .........     46,419,871     3,213,952    9.26      38,977,839     2,744,455    9.41
Investment securities-all taxable ..............     18,476,791       809,882    5.84      16,572,891       732,320    5.89
Federal funds sold .............................      6,867,941       279,037    5.43       3,109,390       124,092    5.33
                                                   ------------    ----------   -----    ------------    ----------   -----
Total earning assets(c) ........................     71,764,603    $4,302,871    8.02%     58,660,120    $3,600,867    8.20%
                                                                   ==========   =====                    ==========   =====
Cash and due from banks ........................      3,703,351                             2,742,840
Other assets ...................................      2,053,673                             1,866,105
Allowance for loan losses ......................       (918,392)                             (929,147)
                                                   ------------                          ------------
Total assets ...................................   $ 76,603,235                          $ 62,339,918
                                                   ============                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest-bearing deposits:
   NOW accounts ................................   $  9,699,675    $   97,325    1.34%   $  7,650,822    $   94,297    1.65%
   Money market ................................      9,050,382       174,697    2.58       9,504,685       186,564    2.62
   Savings .....................................      3,171,479        52,775    2.22       2,312,747        38,414    2.22
   Time deposits under $100,000 ................     27,371,901     1,170,331    5.72      22,154,076       961,600    5.80
   Time deposits $100,000 and over .............      5,296,073       222,431    5.62       2,917,907       120,746    5.53
                                                   ------------    ----------   -----    ------------    ----------   -----
Total interest-bearing deposits ................     54,589,510     1,717,559    4.21      44,540,237     1,401,621    4.20
Sweep accounts .................................      1,233,959        29,553    3.20       1,307,390        31,694    3.24
                                                   ------------    ----------   -----    ------------    ----------   -----
Total interest-bearing liabilities .............     55,823,469    $1,747,112    4.18%     45,847,627    $1,433,315    4.18%
                                                                   ==========   =====                    ==========   =====
Demand deposits ................................     13,792,957                            10,758,786
Other liabilities ..............................        507,976                               434,291
Shareholders' equity ...........................      6,478,833                             5,299,214
                                                   ------------                          ------------
Total ..........................................   $ 76,603,235                          $ 62,339,918
                                                   ============                          ============

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread ...........................                                 3.84%                                 4.02%
                                                                                =====                                 =====
Excess of total earning assets over
   total interest-bearing liabilities ..........   $ 15,941,134                          $ 12,812,493
                                                   ============                          ============
Net yield on interest-earnings assets ..........                   $2,555,759    4.76%                   $2,167,552    4.94%
                                                                   ==========   =====                    ==========   =====

------------------------------

    (a) Interest income on mortgage loans included loan fees recognized as income of $13,000 and $10,000 during the nine months ended September 30, 1997 and 1996, respectively.
    (b) Non-accrual loans were included in loans, net of unearned income.
    (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.

         For the three months ended September 30, 1997 and 1996, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                   AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                                    1997                                1996
                                                   -----------------------------------   ----------------------------------
                                                      Average                   Yield/      Average                  Yield/
ASSETS:                                               Balance       Interest     Rate       Balance       Interest    Rate
-------                                            ------------    ----------   ------   ------------    ----------  ------
Loans:
   Commercial ..................................   $  8,350,592    $  216,594   10.29%   $  7,726,260    $  182,605   9.40%
   Mortgage(a) .................................     31,817,917       733,734    9.15      27,809,654       621,272   8.89
   Installment .................................       4,209,54      9 95,761    9.03       2,877,287        61,817   8.55
   Other .......................................      2,947,791        72,699    9.78       2,969,566        74,104   9.93
                                                   ------------    ----------   -----    ------------    ----------   ----
Total loans, net of unearned income(b) .........     47,325,849     1,118,788    9.38      41,382,767       939,798   9.03
Investment securities-all taxable ..............      0,216,393       296,324    5.86      15,034,726       219,883   5.85
Federal funds sold .............................      8,505,805       118,833    5.54       2,268,244        30,294   5.31
                                                   ------------    ----------   -----    ------------    ----------   ----
Total earning assets(c) ........................     76,048,047    $1,533,945    8.00%     58,685,737    $1,189,975   8.07%
                                                                   ==========   =====                    ==========   ====
Cash and due from banks ........................      3,834,144                             2,680,664
Other assets ...................................      2,189,186                             1,860,748
Allowance for loan losses ......................       (912,930)                             (933,419)
                                                   ------------                          ------------
Total assets ...................................   $ 81,158,447                          $ 62,293,730
                                                   ============                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Interest-bearing deposits:
   NOW accounts ................................   $  9,698,549    $   32,851    1.34%   $  7,333,599    $   29,564   1.60%
   Money market ................................      9,820,842        64,736    2.62       9,427,588        61,235   2.58
   Savings .....................................      3,479,631        19,486    2.22       2,299,707        12,653   2.19
   Time deposits under $100,000 ................     29,102,632       419,150    5.71      22,262,983       320,754   5.73
   Time deposits $100,000 and over .............      5,807,309        82,453    5.63       2,867,226        38,211   5.30
                                                   ------------    ----------   -----    ------------    ----------   ----
Total interest-bearing deposits ................     57,908,963       618,676    4.24      44,191,103       462,417   4.16
Sweep accounts .................................      1,654,691        13,424    3.22       1,203,599         9,966   3.29
                                                   ------------    ----------   -----    ------------    ----------   ----
Total interest-bearing liabilities .............     59,563,654    $  632,100    4.21%     45,394,702    $  472,383   4.14%
                                                                   ==========   =====                    ==========   ====
Demand deposits ................................     14,204,347                            10,940,056
Other liabilities ..............................        559,333                               426,387
Shareholders' equity ...........................      6,831,113                             5,532,585
                                                   ------------                          ------------
Total ..........................................   $ 81,158,447                          $ 62,293,730
                                                   ============                          ============

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread ...........................                                 3.79%                                3.93%
                                                                                =====                                 ====
Excess of total earning assets over
   total interest-bearing liabilities ..........   $ 16,484,393                          $ 13,291,035
                                                   ============                          ============
Net yield on interest-earnings assets ..........                   $  901,845    4.70%                   $  717,592   4.86%
                                                                   ==========   =====                    ==========   ====

------------------------------
    (a) Interest income on mortgage loans included loan fees recognized as income of $5,000 and $6,000 during the three months ended September 30, 1997 and 1996, respectively.
    (b) Non-accrual loans were included in loans, net of unearned income.
    (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.



LOAN PORTFOLIO

         The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of

September 30, 1997 and December 31, 1996, the composition of the Bank's loan portfolio was as follows:

                                            1997                      1996
                                  ----------------------    ----------------------
                                                   % OF                      % OF
                                                   TOTAL                     TOTAL
                                     AMOUNT        LOANS       AMOUNT        LOANS
                                  ------------    ------    ------------    ------
Commercial ....................   $  8,761,365     18.32%   $  8,062,573     18.31%
Mortgage:(a)
     Construction .............        862,005      1.80       1,029,003      2.34
     Non-construction .........     30,836,076     64.49      28,172,195     63.97
Installment(b) ................      4,338,801      9.07       3,589,684      8.15
Other loans(c) ................      3,019,177      6.32       3,186,813      7.23
                                  ------------    ------    ------------    ------
Total loans, net of
     unearned income ..........     47,817,424    100.00%     44,040,268    100.00%
                                                  ======                    ======
Allowance for loan losses .....       (894,463)     1.87%       (904,562)     2.05%
                                  ------------    ======    ------------    ======
Loans, net ....................   $ 46,922,961              $ 43,135,706
                                  ============              ============

--------------------
    (a) In addition to loans for the purchase, construction, improvement of or investment in real estate, the Bank's real estate loans include all loans for various other consumer or business purposes which are secured by real estate mortgages.
    (b) Installment loans generally include loans secured with mobile homes, automobiles, trucks, boats, and equipment.
    (c) Other loans generally include credit card loans, equity lines to individuals, deposit overdraft protection and deposit overdrafts.

Allowance for Loan Losses

         For the nine months ended September 30, 1997 and 1996, the Bank's loan loss experience and its provision for loan losses were as follows:

                                                                    1997            1996
                                                                -----------    ------------
Average loans outstanding ...................................   $46,419,871    $ 38,977,839
                                                                ===========    ============
Net loans at end of period ..................................   $46,922,961    $ 42,405,444
                                                                ===========    ============
Allowance for loan losses at beginning of period ............   $   904,562    $    852,270
Loans charged-off:
     Commercial .............................................        11,386          27,535
     Mortgage ...............................................        25,999          17,348
     Installment ............................................        12,506           3,303
     Other loans ............................................         5,979           8,687
                                                                -----------    ------------
Total loans charged-off .....................................        55,870          56,873
                                                                -----------    ------------
Recoveries of loans previously charged-off:
     Commercial .............................................        24,799         115,993
     Mortgage ...............................................        19,595          20,302
     Installment ............................................           674           3,097
     Other loans ............................................           703           1,682
                                                                -----------    ------------
Total recoveries ............................................        45,771         141,074
                                                                -----------    ------------
Net loan charged-offs (recoveries) ..........................        10,099         (84,201)
Provision charged to expense ................................            --              --
                                                                -----------    ------------
Allowance for loan losses at end of period ..................   $   894,463    $    936,471
                                                                ===========    ============

Ratio of net charge-offs (recoveries) during period
     to average net loans outstanding .......................           .03%           (.29)%
Allowance for loan losses as a percentage of loans,
     net of unearned income at end of period ................          1.87%           2.16 %

         During 1997, nine loans were charged-off. During 1997, the largest loan recovery was $17,000, or 37.90% of total recoveries. The remaining recoveries, which totaled $29,000, encompassed 20 loans.

         Non-performing assets increased to $886,000 as of September 30, 1997 as compared to $811,000 as of December 31, 1996, or an increase of $75,000 or 9.18%. The ratio of non-performing loans as a percent of total loans, net of unearned income, was .75% and .60% as of September 30, 1997 and December 31, 1996, respectively. The allowance for loan losses as a percentage of non-performing loans was 250.94% and 344.34% as of September 30, 1997 and December 31, 1996, respectively.

         As of September 30, 1997 and December 31, 1996, the Bank's non-performing loans and repossessed assets were as follows:

                                                                1997             1996
                                                         ---------------   ---------------
                                                           % OF                      % OF
                                                           TOTAL                     TOTAL
                                                          AMOUNT   LOANS    AMOUNT   LOANS
                                                         --------  -----   --------  -----
Non-accruing loans:
     Under 90 days delinquent ........................   $138,312   .29%   $117,930   .27%
     90 or more days delinquent ......................    218,136   .46     144,762   .33
                                                         --------   ---    --------   ---
Total non-accruing loans .............................   $356,448   .75%   $262,692   .60%
                                                         ========   ===    ========   ===

Total real estate owned ..............................   $529,211          $548,500
                                                         --------          --------
Total non-performing assets ..........................   $885,659          $811,192
                                                         ========          ========

Loans delinquent and accruing:
     30 to 59 days ...................................   $ 68,308   .14%   $ 21,818   .05%
     60 to 89 days ...................................     25,283   .05     105,835   .24
                                                         --------   ---    --------   ---
         Total .......................................   $ 93,591   .19%   $127,653   .29%
                                                         ========   ===    ========   ===

Total delinquencies 30 days and over .................   $450,039   .94%   $390,345   .89%
                                                         ========   ===    ========   ===

         As of September 30, 1997 and December 31, 1996, the Bank did not have any troubled debt restructurings or loans delinquent over 90 days still accruing.

         Non-accruing loans totaled $356,000 as of September 30, 1997 as compared to $263,000 as of December 31, 1996, an increase of $93,000 or 35.69%. The largest non-accruing loan as of September 30, 1997 was a $112,000 first mortgage loan collateralized with commercial real estate. The Bank has begun foreclosure proceedings on the collateral. The second largest non-accruing loan as of September 30, 1997 was a $101,000 first mortgage loan collateralized with commercial real estate. As of September 30, 1997, this loan was current.

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

CAPITAL RESOURCES

         The Holding Corporation's total shareholders' equity was $7.5 million and $6.4 million as of September 30, 1997 and December 31, 1996, respectively. This increase was the result of 1997's net income of $1.0 million and the $23,000 decrease in the net unrealized securities losses to September 30, 1997 from December 31, 1996. The Bank's total shareholder's equity was $7.0 million and $6.0 million as of September 30, 1997 and December 31, 1996, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $1.0 million and the $23,000 decrease in the net unrealized securities losses to September 30, 1997 from December 31, 1996.

         The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the prior three months) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                         TOTAL          TIER 1
                                                       RISK-BASED     RISK-BASED    LEVERAGE
                                                     CAPITAL RATIO  CAPITAL RATIO     RATIO
                                                     -------------  -------------   --------
Well capitalized per FDIC(minimum ratios) ........        10.00%          6.00%        5.00%
Bank: December 31, 1996 ..........................        13.70          12.45         8.82
      September 30, 1997 .........................        15.38          14.12         8.64

LIQUIDITY

         During the nine months ended September 30, 1997 and 1996, investing activities used $11.0 million and $4.2 million, respectively, of cash. During the nine months ended September 30, 1997 and 1996, financing activities provided $11.0 million and $1.0 million, respectively, of cash. During 1997 and 1996, the Company focused on growth with an advertising campaign, an officer calling program and the opening of a new branch office.

RESULTS OF OPERATIONS

SUMMARY

         The Company's net income was $1,028,000 and $350,000 for the nine and three months ended September 30, 1997, respectively, or $.84 and $.29 per share, as compared to $733,000 and $293,000 for the nine and three months ended September 30, 1996, or $.60 and $.24 per share. For the nine and three months ended September 30, 1997 and 1996, the Company's annualized performance ratios were as follows:

                                                     1997                    1996
                                                ---------------        ---------------
                                                Nine      Three          Nine    Three
                                                ----      -----         -----    -----
Return on average assets ..................     1.79%      1.73%        1.57%     1.88%
Return on average equity ..................    21.16      20.50        18.44     21.21
Average equity to average assets ..........     8.46       8.42         8.50      8.88

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

         The Bank's net interest income increased to $2.6 million during the nine months ended September 30, 1997 from $2.2 million during the nine months ended September 30, 1996, an increase of $388,000 or 17.91%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 18.73% volume increase in 1997 from 1996 in loan interest income was primarily attributable to the 16.03% increase in average loans and the 27.37% volume increase in 1997 from 1996 in investment interest income was primarily attributable to the 22.34% increase in average investments. The 24.72% volume increase in 1997 from 1996 in interest expense was primarily attributable to the 17.87% increase in average interest-bearing liabilities. The interest rate variance for loans primarily resulted from the decrease in interest rates charged on loans in 1997 from 1996. The yield on the investment portfolio decreased 8 basis points reflecting the reinvestment of the proceeds from investment securities maturing subsequent to 1996 at lower interest rates. The interest rates paid on interest-bearing liabilities increased 1 basis point as the Bank paid higher rates on new deposit accounts than those maturing subsequent to 1996. The result was a decrease in the net interest margin to 4.76% during 1997 from 4.94% during 1996.

         The increase (decrease) during the nine months ended September 30, 1997 from the nine months ended September 30, 1996 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:


                                                                           VOLUME/
                                                   VOLUME       RATE        RATE        TOTAL
                                                 ---------    --------    --------    ---------
ASSETS:
-------
Loans:
     Commercial ..............................   $  62,484    $  8,773    $    227    $  71,484
     Mortgage ................................     338,220     (30,456)     (8,188)     299,576
     Installment .............................     105,115      (4,854)     (3,710)      96,551
     Other ...................................       8,246      (5,929)       (431)       1,886
                                                 ---------    --------    --------    ---------
         Total loans .........................     514,065     (32,466)    (12,102)     469,497
Investment securities ........................      84,129      (5,890)       (677)      77,562
Federal funds sold ...........................     150,273       2,360       2,312      154,945
                                                 ---------    --------    --------    ---------
Total interest income ........................     748,467     (35,996)    (10,467)     702,004
                                                 ---------    --------    --------    ---------

LIABILITIES:
------------
Interest-bearing deposits:
     NOW accounts ............................      25,298     (17,491)     (4,779)       3,028
     Money market accounts ...................      (8,934)     (2,934)          1      (11,867)
     Savings deposits ........................      14,289         107         (35)      14,361
     Time deposits:
         Under $100,000 ......................     226,894     (13,518)     (4,645)     208,731
         $100,000 and over ...................      98,591       1,920       1,174      101,685
                                                 ---------    --------    --------    ---------
     Total interest-bearing deposits .........     356,138     (31,916)     (8,284)     315,938
Securities sold under agreements
     to repurchase ...........................      (1,783)       (354)         (4)      (2,141)
                                                 ---------    --------    --------    ---------
Total interest expense .......................     354,355     (32,270)     (8,288)     313,797
                                                 ---------    --------    --------    ---------

Net interest income ..........................   $ 394,112    $ (3,726)   $ (2,179)   $ 388,207
                                                 =========    ========    ========    =========


         The Bank's net interest income increased to $902,000 during the three months ended September 30, 1997 from $718,000 during the nine months ended September 30, 1996, an increase of $184,000 or 25.68%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 14.01% volume increase in 1997 from 1996 in loan interest income was primarily attributable to the 12.56% increase in average loans and the 63.41% volume increase in 1997 from 1996 in investment interest income was primarily attributable to the 39.76% increase in average investments. The 33.70% volume increase in 1997 from 1996 in interest expense was primarily attributable to the 23.79% increase in average interest-bearing liabilities. The interest rate variance for loans primarily resulted from the increase in interest rates charged on loans in 1997 from 1996. The yield on the investment portfolio increased 3 basis points reflecting the reinvestment of the proceeds from investment securities maturing subsequent to 1996 at higher interest rates. The interest rates paid on interest-bearing liabilities increased 7 basis points as the Bank paid higher rates on new deposit accounts than those maturing subsequent to 1996. The result was a decrease in the net interest margin to 4.70% during 1997 from 4.86% during 1996.

         The increase (decrease) during the three months ended September 30, 1997 from the three months ended September 30, 1996 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                           VOLUME/
                                                   VOLUME       RATE        RATE        TOTAL
                                                 ---------    --------    --------    ---------
ASSETS:
-------
Loans:
     Commercial ..............................   $  14,675    $ 17,154    $  2,160    $  33,989
     Mortgage ................................      89,059      18,178       5,225      112,462
     Installment .............................      28,467       3,439       2,038       33,944
     Other ...................................        (540)     (1,062)        197       (1,405)
                                                 ---------    --------    --------    ---------
         Total loans .........................     131,661      37,709       9,620      178,990
Investment securities ........................      75,782         490         169       76,441
Federal funds sold ...........................      82,854       1,302       4,383       88,539
                                                 ---------    --------    --------    ---------
Total interest income ........................     290,297      39,501      14,172      343,970
                                                 ---------    --------    --------    ---------

LIABILITIES:
------------
Interest-bearing deposits:
     NOW accounts ............................       9,482      (4,765)     (1,430)       3,287
     Money market accounts ...................       2,540         735         226        3,501
     Savings deposits ........................       6,457         189         187        6,833
     Time deposits:
         Under $100,000 ......................      98,007        (983)      1,372       98,396
         $100,000 and over ...................      38,969       2,374       2,899       44,242
                                                 ---------    --------    --------    ---------
     Total interest-bearing deposits .........     155,455      (2,450)      3,254      156,259
Securities sold under agreements
     to repurchase ...........................       3,715        (227)        (30)       3,458
                                                 ---------    --------    --------    ---------
Total interest expense .......................     159,170      (2,677)      3,224      159,717
                                                 ---------    --------    --------    ---------

Net interest income ..........................   $ 131,127    $ 42,178    $ 10,948    $ 184,253
                                                 =========    ========    ========    =========

         As interest rates continue to change, the Bank's net interest margin may be squeezed by the repricing of the interest-earning assets at different times than the repricing of interest-costing liabilities.

PROVISION FOR LOAN LOSSES

         The Bank made no provision for loan losses during the nine and three months ended September 30, 1997 and 1996. Net loan charge-offs (recoveries) during the nine months ended September 30, 1997 were $10,000 as compared to $(84,000) during the nine months ended September 30, 1996. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of September 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of loans net of unearned income was 1.87% and 2.05%, respectively, and as a percentage of non-accrual loans was 250.94% and 344.34%, respectively. See "--Financial Condition-Allowance for Loan Losses".

NON-INTEREST INCOME

         Deposit service charge income increased $32,000 or 9.71% to $361,000 (or .70% of average deposits) during the nine months ended September 30, 1997 from $329,000 (or .79% of average deposits) during the nine months ended September 30, 1996, and increased $22,000 or 22.25% to $124,000 (.69% of average deposits) during the three months ended September 30, 1997 from $102,000 ( or
 .74% of average deposits) during the three months ended September 30, 1996. These increases primarily resulted from an increased volume of overdraft charges.

         Other non-interest income decreased to $67,000 and $19,000 during the nine and three months ended September 30, 1997, respectively, from $133,000 and $90,000 during the nine and three months ended September 30, 1996, or respective decreases of $66,000 or 50.04% and $71,000 or 78.98%. These decreases resulted primarily from a $70,000 settlement during 1996 with Lee County for business damages resulting from the Mid-Point bridge construction in front of the Colonial branch.

NON-INTEREST EXPENSE

         Personnel expenses increased $93,000 or 10.11% to $1,010,000 during the nine months ended September 30, 1997, from $917,000 during the nine months ended September 30, 1996, and increased $53,000 or 17.36% to $359,000 during the three months ended September 30, 1997, from $306,000 during the three months ended September 30, 1996. These increases primarily resulted from compensation increases for existing employees and the increase in the number of employees to staff the new branch office. The monthly average of full-time equivalent employees during the nine and three months ended September 30, 1997 was 36.20 and 36.75 as compared to 32.60 and 32.63 employees during the nine and three months ended September 30, 1996, respectively. As of September 30, 1997 and December 31, 1996, the Bank employed 35 and 33 full-time and five and five part-time employees, respectively.

         Occupancy expense decreased to $397,000 during the nine months ended September 30, 1997, from $398,000 during the nine months ended September 30, 1996, or a decrease of $1,000 or .25%. This decrease primarily resulted from lower depreciation expense as assets became fully depreciated, partially offset with depreciation expense on newly acquired assets. Occupancy expense increased to $154,000 during the three months ended September 30, 1997, from $125,000 during the three months ended September 30, 1996, or an increase of $29,000 or 23.40%. This increase primarily resulted from increased depreciation expense on newly acquired assets, including those of the new branch office.

         Loan collection expenses, excluding legal expenses but including real estate taxes, insurance, gain (loss) on the sale of other real estate owned, and appraisal costs on real estate in foreclosure, increased to $73,000 and $24,000 during the nine and three months ended September 30, 1997, respectively, from $45,000 and $2,000 during the nine and three months ended September 30, 1996, or respective increases of $28,000 or 61.91% and $22,000 or 1294.27%. These increases resulted primarily from an increase in write-downs of other real estate owned.

         Advertising expense increased to $73,000 and $26,000 during the nine and three months ended September 30, 1997, respectively, from $42,000 and $12,000 during the nine and three months ended September 30, 1996, or respective increases of $31,000 or 74.09% and $14,000 or 115.45%. These increases primarily resulted from the cost of the advertising campaign conducted during 1997.

         Legal expenses decreased to $52,000 and $14,000 during the nine and three months ended September 30, 1997, respectively, from $84,000 and $17,000 during the nine and three months ended September 30, 1996, or respective decreases of $32,000 or 38.07% and $3,000 or 15.13%. These decreases reflected the reduction in collection actions handled by the Bank's attorneys.

INCOME TAXES

         During the nine and three months ended September 30, 1997, the Company had a benefit for income taxes of $90,000 and $30,000, respectively, as compared to $45,000 and $15,000 during the nine and three months ended September 30, 1996, respectively, by recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits:       27  -  Financial Data Schedule (for SEC use only).

During the three months ended September 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOUTH FLORIDA BANK HOLDING CORPORATION





Date: November 10, 1997         By: /s/ William P. Valenti
      -----------------            ----------------------------------
                                    William P. Valenti, President and
                                    Chief Executive Officer
                                    (Principal financial officer)




Date: November 10, 1997         By: /s/ Sharon Landel
      -----------------            ----------------------------------
                                    Sharon Landel, Controller
                                    (Principal accounting officer)