Form 10QSB/A
period 1997-09-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1997-11-14
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                FORM 10-QSB/A
                              (Amendment No. 1)


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





Date: November 14, 1997         By: /s/ William P. Valenti
      -----------------            ----------------------------------
                                    William P. Valenti, President and
                                    Chief Executive Officer
                                    (Principal financial officer)




Date: November 14, 1997         By: /s/ Sharon Landel
      -----------------            ----------------------------------
                                    Sharon Landel, Controller
                                    (Principal accounting officer)