Form 10KSB40
period 1997-12-31
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1998-03-26
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                  FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year was $6,415,238.

         The aggregate market value of the Common Stock held by non-affiliates of the issuer is $10,344,464, based on the price at which shares of common stock were sold on March 13, 1998.

         As of March 13, 1998, there were issued and outstanding 1,210,975 shares of the issuer's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 are incorporated into Part II, Items 5 through 8 of this Annual Report on Form 10-KSB.

         2. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year end are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Correspondent Banking  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Data Processing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Effect of Governmental Policies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Interest and Usury . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Insurance of Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
         Bank Branching . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
         Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
         Interstate Banking . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Industry Restructuring . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Statistical Profile and Other Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 5.  Market for the Registrant's Common Equity
                          and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . .  13

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 8.  Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .  13





                                                                                                             Page
                                                                                                             ----

PART III   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 9.   Directors, Executive Officers, Promoters and
                          Control Persons; Compliance with Section 16(a)
                          of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 11.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .  14

Item 12.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  14

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18






                                     PART I

ITEM 1.      BUSINESS

GENERAL

     South Florida Bank Holding Corporation ("Holding Corporation") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Holding Corporation was incorporated under the laws of the State of Florida on September 14, 1990. On January 30, 1991, the Holding Corporation acquired all of the outstanding shares of common stock of South Florida Bank ("Bank"), following Bank shareholder approval at a special meeting held on December 19, 1990. As a bank holding company, the Holding Corporation is a legal entity separate and distinct from the Bank. At December 31, 1997, the Holding Corporation, its subsidiary Bank, and the Bank's two wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") had consolidated total assets of $82.9 million, total deposits of $73.1 million, and shareholders' equity of $7.6 million. The Holding Company's operating revenue and net income are derived solely from the Bank through dividends and management fees.

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

DEPOSITS

     The Bank's deposit services include business and individual checking accounts, savings accounts, NOW accounts and certificates of deposit. It is the Bank's policy to monitor its competition in order to keep the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up 8.48% of the Bank's total deposits at December 31, 1997 as compared to 6.86% at December 31, 1996. The majority of the deposits of the Bank are generated from Lee County. The Bank does not accept brokered deposits. At December 31, 1997, the Bank had $225,000 of public fund deposits, while as of December 31, 1996, the Bank had no public fund deposits. At December 31, 1997 and 1996, no single depositor accounted for more than 3% of the Bank's total deposits. Management does not believe the Bank is dependent on a single deposit customer or group of customers concentrated in a particular industry, whose loss or insolvency would have a material adverse effect on the Bank's operations.

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

LOAN PORTFOLIO

     The Bank's loans are concentrated in three major areas: commercial loans, real estate loans, and installment loans. Approximately 18.69% of the Bank's total loan portfolio at December 31, 1997, consisted of commercial loans as compared to 18.31% at December 31, 1996. The majority of the Bank's loans are made on a secured basis. At December 31, 1997 and 1996, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 65.32% and 66.31%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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

CORRESPONDENT BANKING

     Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, check filing, statement rendering, purchase of Federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks.

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

DATA PROCESSING

     The Bank outsources its data and item processing through service bureaus that provide data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing, as well as item processing.

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contained major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provided that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvements. FDICIA also recapitalized the Bank Insurance Fund. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested.
Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

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

     Capital Requirements. Regulatory agencies have approved guidelines to implement a risk-based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These guidelines define capital as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of shareholders' equity, while Tier 2 capital is comprised of certain debt instruments and a portion of the allowance for loan losses. The Bank is required to have a Tier 1 capital ratio of 4% and a total risk-based capital ratio (Tier 1 plus Tier 2) of 8%. At December 31, 1997, the Bank's Tier 1 and total risk-based capital ratios were 14.20% and 15.46%, respectively.

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

     The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1997, the Bank had a total risk-based capital ratio of 15.46%, a Tier 1 risk-based capital ratio of 14.20%, and a leverage ratio of 8.55%.

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

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states became permissible beginning June 1, 1997. The Florida legislature also has enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

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

EMPLOYEES

     As of December 31, 1997, the Company had 33 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its employee relations are excellent.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Holding Corporation's 1997 Annual Report to Shareholders and incorporated in this report under Item 7 of Part II, for statistical and financial data providing a review of the Company's business activities.

ITEM 2.      PROPERTIES

     The Bank's main office is located at 2017 McGregor Boulevard, in the downtown area of the City of Fort Myers, Florida. The property is an older two-story building of approximately 6,500 square feet, which was leased by the Bank until its purchase by the Bank in February, 1998. The Bank also leases space adjacent to the main office until 1999.

     The Bank has a branch office located at 1500 Colonial Boulevard. The Bank leases space in a two-story building for a term expiring in 2000, with three renewal options for additional five-year periods each. The Bank also has a branch office located at the intersection of Daniels Road and Metro Parkway and operating out of a modular building. The Bank leases ground space for the office pursuant to an one-year lease expiring in 1999. The land is being leased from a general partnership in which certain of the directors of the Holding Corporation and the Bank serve as general partners. The Bank has a branch office located at 15280 McGregor Boulevard, which is leased for a term expiring in 2002.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Holding Corporation security holders during the fourth quarter of the year ended December 31, 1997.

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


ITEM 7.      FINANCIAL STATEMENTS

     The following financial statements and the supplementary financial information included in the 1997 Annual Report to Shareholders are incorporated herein by reference:

           1. The consolidated financial statements, together with the report thereon of Brewer, Beemer, Kuehnhackl & Koon, P.A. dated January 29, 1998.

           2. Management's Discussion and Analysis of Financial Condition and Results of Operations and related statistical information.

     With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" and under the section "Section 16(a) Reporting Requirements" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.


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


ITEM 12.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

           1.  FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants

               Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

               Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

               10.1 Employment Agreement dated July 1, 1996 between South Florida Bank Holding Corporation and William P. Valenti (Incorporated by reference to Exhibit 10.1 to the Holding Corporation's Form 10-Q for the quarterly period ended June 30, 1996.)*

               10.2 Employment Agreement dated July 1, 1996 between South Florida Bank Holding Corporation and Harold S. Taylor, Jr. (Incorporated by reference to Exhibit 10.3 for the Holding Corporation's Form 10-Q for the quarterly period ended June 30, 1996.)*

               10.3 South Florida Bank Holding Corporation Officers' and Employees' Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Holding Corporation's Form 10-K for its year ended December 31, 1993).*

               10.4 South Florida Bank Holding Corporation Incentive Stock Option Agreement dated April 27, 1993 with William P. Valenti (Incorporated by reference to Exhibit 10.5 to the Holding Corporation's Form 10-K for its year ended December 31, 1993).*

               10.5    South Florida Bank Holding Corporation Incentive
                       Stock Option Agreement dated February 15, 1995 with Harold S. Taylor, Jr. (Incorporated by reference to
                       Exhibit 10.7 to the Holding Corporation's Form 10-K for its year ended December 31, 1993).*

               10.6 Lease Agreement dated May 1, 1995 between Leo W. Englehardt and South Florida Bank, regarding lease of main Bank office at 2017 McGregor Boulevard, Fort Myers, Florida. (Incorporated by reference to Exhibit 10.8 to the Holding Corporation's Form 10-K for its year ended December 31, 1995.)

               10.7 Lease Agreement dated December 8, 1989 between Apex Properties and South Florida Bank regarding lease of branch banking office at 1500 Colonial Boulevard, Fort Myers, Florida (Incorporated by reference to Exhibit
                       10.7 to the Registration Statement)

               10.8 Letter dated August 18, 1997 relating to Daniels & Metro Parkway Lease Extension

               10.9 Lease Agreement dated July 31, 1992 between The Daniels & Metro Group and South Florida Bank regarding lease of branch banking office at the northeast corner of Metro Parkway, Lee County, Florida (Incorporated by reference to listing of Exhibits to the Holding Corporation's Form 10-K for its year ended December 31, 1992).

               10.10 Lease Agreement dated April 25, 1990 by and between Mann Enterprises and the Bank (and amendment thereto dated June 27, 1996) (Incorporated by reference to Exhibit
                       10.10 to the Holding Corporation's Form 10-KSB for its year ended December 31, 1996).

               10.11 Lease for Branch Bank dated May 14, 1997 by and between Arthur K. Knudsen, Jr. and Christie K. Knudsen and the Bank regarding lease of real property at 15280 McGregor Boulevard, Fort Myers, Florida

               13.1    South Florida Bank Holding Corporation 1997 Annual Report

               21.1    Subsidiaries of the Registrant.

               27.1    Financial Data Schedule (for SEC use only)

     (b)   REPORTS ON FORM 8-K

           No Current Reports on Form 8-K were filed by the Holding Corporation during the last fiscal quarter covered by this report.

-------------
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Myers, State of Florida, on the 17th day of March, 1998.

                                        SOUTH FLORIDA BANK HOLDING CORPORATION

                                        By: /s/ William P. Valenti
                                           ---------------------------------
                                           William P. Valenti, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17th, 1998.




      Signature                                    Title
      ---------                                    -----
/s/ Robert Ernest Hendry                   Chairman of the Board
-------------------------------------
Robert Ernest Hendry


/s/ William P. Valenti                     President and Chief Executive Officer and Director
-------------------------------------      (Principal financial officer)
William P. Valenti


/s/ Robert C. Adkins                       Director
-------------------------------------
Robert C. Adkins


/s/ Ronald D. Focht                        Director
-------------------------------------
Ronald D. Focht


/s/ Carole A. Green                        Director
-------------------------------------
Carole A. Green


/s/ James T. Humphrey, Jr.                 Director
-------------------------------------
James T. Humphrey, Jr.


/s/ George T. Mann, Jr.                    Director
-------------------------------------
George T. Mann, Jr.


/s/ Wallace M. Tinsley                     Director
-------------------------------------
Wallace M. Tinsley


/s/ Jim Booth                              Vice President and Controller
-------------------------------------      (Principal accounting officer)
Jim Booth



                     South Florida Bank Holding Corporation
                                  Form 10-KSB
                    For Fiscal Year Ending December 31, 1997


                                EXHIBIT INDEX


Exhibit                                                                          Page
  No.                            Exhibit                                          No.
-------                   -----------------------------------------------         ----
10.8                      Letter dated August 18, 1997 relating to
                          Daniels & Metro Parkway Lease Extension

10.11 Lease for Branch Bank dated May 14, 1997 by and between Arthur K. Knudsen, Jr. and
                          Christie K. Knudsen and the Bank regarding lease of real property at 15280 McGregor Boulevard, Fort Myers, Florida

13.1                      South Florida Bank Holding Corporation 1997
                          Annual Report

21.1                      Subsidiaries of the Registrant

27.1                      Financial Data Schedule (for SEC use only)