Form 10QSB
period 1998-03-31
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1998-05-11
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of May 1, 1998, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                              PAGE
                                                                              NO.
                                                                              ----
PART I.           FINANCIAL INFORMATION
Item 1.  Financial Statements:
     a)  Unaudited Consolidated Statements of Financial
                  Condition - March 31, 1998 and December 31, 1997.........      3

     b)  Unaudited Consolidated Income Statements - Three
                  Months Ended March 31, 1998 and 1997.....................      4

     c)  Unaudited Consolidated Statements of Cash Flows -
                  Three Months Ended March, 1998 and 1997..................      5

     d)  Notes to Unaudited Consolidated Financial Statements..............      7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................      8

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................     14

SIGNATURES.................................................................     15

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             MARCH 31,         DECEMBER 31,
                                                               1998               1997
                                                           ------------       ------------
ASSETS
------
Cash and due from banks .............................      $  3,960,087       $  5,001,112
Federal funds sold ..................................         5,655,000          1,998,000
Investments available-for-sale ......................        13,493,750         16,584,500
Investments held-to-maturity (market value of
    $7,199,116 and $7,980,325) ......................         7,178,071          7,967,268
Loans, net of allowance for loan losses of
    $925,954 and $882,034 ...........................        51,415,689         48,824,353
Accrued interest receivable .........................           454,938            600,536
Premises and equipment, net .........................         1,179,794            589,881
Other real estate owned .............................           499,211            514,211
Other assets ........................................           839,306            779,497
                                                           ------------       ------------

     Total assets ...................................      $ 84,675,846       $ 82,859,358
                                                           ============       ============

LIABILITIES
-----------
Deposits:
     Demand deposits ................................      $ 17,184,599       $ 14,238,948
     NOW accounts ...................................        10,639,109         11,125,578
     Money market accounts ..........................         9,768,160          8,621,852
     Savings deposits ...............................         4,270,589          3,635,619
     Time deposits under $100,000 ...................        26,998,234         29,279,400
     Time deposits $100,000 and over ................         5,836,768          6,197,891
                                                           ------------       ------------
         Total deposits .............................        74,697,459         73,099,288
Securities sold under agreements to repurchase ......         1,482,278          1,326,473
Accrued interest payable ............................           389,490            457,407
Other liabilities ...................................            99,032            353,704
                                                           ------------       ------------

     Total liabilities ..............................        76,668,259         75,236,872
                                                           ------------       ------------

SHAREHOLDERS' EQUITY
--------------------
Common stock, $.01 par value, 10,000,000 shares
     authorized, 1,210,975 shares outstanding .......            12,110             12,110
Additional paid-in capital ..........................        10,366,378         10,366,378
Net unrealized securities gains .....................             7,037                324
Retained deficit ....................................        (2,377,938)        (2,756,326)
                                                           ------------       ------------

     Total shareholders' equity .....................         8,007,587          7,622,486
                                                           ------------       ------------

     Total liabilities and shareholders' equity .....      $ 84,675,846       $ 82,859,358
                                                           ============       ============






  The accompanying Unaudited Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                    1998           1997
                                                                ----------      ----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans ....................................................      $1,122,800      $1,024,439
Federal funds sold .......................................          58,902          80,872
Investment securities ....................................         353,325         243,512
                                                                ----------      ----------
     Total interest income ...............................       1,535,027       1,348,823
                                                                ----------      ----------

INTEREST EXPENSE:
Deposits:
     NOW accounts ........................................          37,208          30,571
     Money market accounts ...............................          57,483          52,461
     Savings deposits ....................................          21,218          15,536
     Time deposits under $100,000 ........................         391,773         371,494
     Time deposits $100,000 and over .....................          80,352          64,630
Other ....................................................           9,027           6,240
                                                                ----------      ----------
     Total interest expense ..............................         597,061         540,932
                                                                ----------      ----------

NET INTEREST INCOME ......................................         937,966         807,891
PROVISION FOR LOAN LOSSES ................................              --              --
                                                                ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ......         937,966         807,891
                                                                ----------      ----------

NON-INTEREST INCOME:
Service charge income ....................................         133,864         116,287
Other ....................................................          20,984          20,923
                                                                ----------      ----------
     Total non-interest income ...........................         154,848         137,210
                                                                ----------      ----------

NON-INTEREST EXPENSES:
Personnel expense ........................................         331,633         319,393
Occupancy expense ........................................         147,917         120,852
Data and item processing .................................          52,155              --
Advertising ..............................................          33,393          24,960
Loan collection expenses .................................          26,980          22,712
Supplies .................................................          18,235          18,646
Legal expenses ...........................................          13,512          27,732
Other ....................................................         150,601         133,503
                                                                ----------      ----------
     Total non-interest expenses .........................         774,426         667,798
                                                                ----------      ----------

INCOME BEFORE INCOME TAXES ...............................         318,388         277,303
BENEFIT FOR INCOME TAXES .................................          60,000          30,000
                                                                ----------      ----------
NET INCOME ...............................................      $  378,388      $  307,303
                                                                ==========      ==========

NET INCOME PER SHARE:
     Basic ...............................................      $      .31      $      .25
                                                                ==========      ==========
     Diluted .............................................      $      .30      $      .25
                                                                ==========      ==========

Weighted average number of common shares .................       1,210,975       1,210,975
                                                                ==========      ==========


  The accompanying Unaudited Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                1998              1997
                                                            -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Interest received ....................................      $ 1,680,625       $ 1,332,965
Non-interest income ..................................          154,848           137,210
Interest paid ........................................         (664,978)         (598,032)
Personnel expenses ...................................         (331,633)         (319,393)
Other operating expenditures .........................         (413,340)         (282,088)
                                                            -----------       -----------
Net cash provided by operating activities ............          425,522           270,662
                                                            -----------       -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
     Purchases .......................................       (1,994,375)       (1,973,603)
     Maturities ......................................        5,095,952                --
Investments held-to-maturity:
     Purchases .......................................         (503,750)               --
     Maturities ......................................        1,292,947           332,271
Proceeds from the sales of other real estate owned ...          107,303                --
Increase in loans ....................................       (2,683,639)       (2,102,650)
Increase in premises and equipment ...................         (635,766)           (1,885)
                                                            -----------       -----------
Net cash provided by (used in) investing activities ..          678,672        (3,745,867)
                                                            -----------       -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
     Demand deposits .................................        2,945,651        (1,275,083)
     NOW accounts ....................................         (486,469)        1,547,842
     Money market accounts ...........................        1,146,308            35,642
     Savings deposits ................................          634,970           300,873
     Time deposits ...................................       (2,642,289)        1,203,976
Securities sold under agreements to repurchase .......          155,805            59,619
Dividends paid .......................................         (242,195)               --
                                                            -----------       -----------
Net cash provided by financing activities ............        1,511,781         1,872,869
                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ................................        2,615,975        (1,602,336)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....        6,999,112         9,842,206
                                                            -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........      $ 9,615,087       $ 8,239,870
                                                            ===========       ===========






  The accompanying Unaudited Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

    Reconciliation of net income to net cash provided by operating activities

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                1998            1997
                                                             ---------       ---------

Net income ............................................      $ 378,388       $ 307,303

Adjustments:
     Depreciation and amortization ....................         45,853          30,379
     Benefit for income taxes .........................        (60,000)        (30,000)
     Decrease (Increase) in:
         Accrued interest receivable ..................        145,598         (15,858)
         Other assets .................................         (3,923)         11,137
     Increase (Decrease) in:
         Accrued interest payable .....................        (67,917)        (57,100)
         Other liabilities ............................        (12,477)         24,801
                                                             ---------       ---------

Net cash provided by operating activities .............      $ 425,522       $ 270,662
                                                             =========       =========

Supplemental schedule of non-cash activities:
     Loans transferred to other real estate owned .....      $ 111,788       $      --

     Net unrealized securities gains (losses) .........         10,827         (49,768)












  The accompanying Unaudited Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of South Florida Bank Holding Corporation (the "Holding Corporation"), South Florida Bank (the "Bank"), New Town Properties, Inc., and Valu Prop, Inc. (collectively, the "Company") after elimination of all material intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

     For the three months ended March 31, 1998 and 1997, the reconciliation of the denominators of the basic and diluted per-share computations was as follows:

                                            1998           1997
                                         ---------      ---------

Common shares .....................      1,210,975      1,210,975
Stock options .....................         30,858         14,207
                                         ---------      ---------
Diluted shares ....................      1,241,833      1,225,182
                                         =========      =========

NOTE B-INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

     At March 31, 1998 and December 31, 1997, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                                       GROSS             GROSS             CARRYING
                                                  AMORTIZED         UNREALIZED         UNREALIZED            VALUE
INVESTMENTS AVAILABLE-FOR-SALE:                     COST              GAINS              LOSSES           (FAIR VALUE)
                                                -----------        -----------        -----------         -----------
1998
----
U.S. Agency obligations due:
     In one year or less ...............        $ 2,501,345        $       730        $    (5,825)        $ 2,496,250
     After one year through five years .         10,981,056             17,527             (1,083)         10,997,500
                                                -----------        -----------        -----------         -----------
     Total investments
         available-for-sale ............        $13,482,401        $    18,257        $    (6,908)        $13,493,750
                                                ===========        ===========        ===========         ===========

1997
----
U.S. Agency obligations due:
     In one year or less ...............        $ 2,502,245        $        70        $    (5,440)        $ 2,496,875
     After one year through five years..         14,081,733             15,756             (9,864)         14,087,625
                                                -----------        -----------        -----------         -----------
     Total investments
         available-for-sale ............        $16,583,978        $    15,826        $   (15,304)        $16,584,500
                                                ===========        ===========        ===========         ===========

                                                 CARRYING
                                                   VALUE            GROSS             GROSS            ESTIMATED
                                                (AMORTIZED        UNREALIZED        UNREALIZED          MARKET
INVESTMENTS HELD-TO-MATURITY:                      COST)            GAINS            LOSSES               VALUE
                                                ----------        ----------        ----------         ----------
1998
----
U.S. Agency obligations due
     after one year through five years..        $5,430,751        $   16,942        $       --         $5,447,693
Collateralized mortgage obligations
     due after ten years ...............         1,747,320             5,670            (1,567)         1,751,423
                                                ----------        ----------        ----------         ----------
Total investments held-to-maturity .....        $7,178,071        $   22,612        $   (1,567)        $7,199,116
                                                ==========        ==========        ==========         ==========

1997
----
U.S. Agency obligations due:
     In one year or less ...............        $1,000,000        $       --        $       --         $1,000,000
     After one year through five years..         5,125,282            12,536               (10)         5,137,808
Collateralized mortgage obligations
     due after ten years ...............         1,841,986             4,016            (3,485)         1,842,517
                                                ----------        ----------        ----------         ----------
Total investments held-to-maturity .....        $7,967,268        $   16,552        $   (3,495)        $7,980,325
                                                ==========        ==========        ==========         ==========

     Expected maturities for the collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

     South Florida Bank Holding Corporation's (the "Holding Corporation") total shareholders' equity was $8.0 million and $7.6 million as of March 31, 1998 and December 31, 1997, respectively. This increase was the result of 1998's net income of $378,000 and the $7,000 increase in the net unrealized securities gains (losses) to March 31, 1998 from December 31, 1997 South Florida Bank's (the "Bank") total shareholder's equity was $7.6 million and $7.2 million as of March 31, 1998 and December 31, 1997, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $387,000 and the $7,000 increase in the net unrealized securities gains (losses) to March 31, 1998 from December 31, 1997.

     The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended as of the respective periods) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                   TOTAL             TIER 1
                                                  RISK-BASED        RISK-BASED        LEVERAGE
                                                 CAPITAL RATIO     CAPITAL RATIO        RATIO
                                                 -------------     -------------      --------
Well capitalized per FDIC
     (minimum ratios)...................           10.00%             6.00%             5.00%
Bank:    December 31, 1997 .............           15.46             14.20              8.55
         March 31, 1998.................           15.55             14.30              9.02

FINANCIAL CONDITION

     Consolidated total assets of the Holding Corporation, its subsidiary the Bank, and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $84.7 million as of March 31, 1998, from $82.9 million as of December 31, 1997, an increase of $1.8 million or 2.19%. The Bank's advertising campaign, coupled with an officer calling program, resulted in an increase in total assets and deposits. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $77.7 million as of March 31, 1998 from $75.4 million as of December 31, 1997, an increase of $2.3 million or 3.14%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, decreased to $7.0 million as of March 31, 1998 from $7.5 million as of December 31, 1997, a decrease of $552,000 or 7.37%.

     Net loans increased to $51.4 million as of March 31, 1998 from $48.8 million as of December 31, 1997, an increase of $2.6 million or 5.31%. Mortgage loans which increased $2.6 million were the primary components of outstanding loans. During the three months ended March 31, 1998 and 1997, the Bank originated $4.9 million and $4.3 million of loans and had loan repayments of $2.2 million and $2.2 million, respectively. Management's strategy is to lend to small-to-medium sized businesses.

     The investment portfolio decreased to $26.3 million as of March 31, 1998 from $26.6 million as of December 31, 1997, a decrease of $223,000 or .84%. The proceeds from the decrease in investments and the increase in deposits were primarily used to fund the increase in loans.

     Cash and due from banks decreased to $4.0 million as of March 31, 1998 from $5.0 million as of December 31, 1997, or a decrease of $1.0 million or 20.82%. This decrease resulted primarily from the decrease in funds on deposit with other banks.

     Premises and equipment increased to $1.2 million as of March 31, 1998 from $590,000 as of December 31, 1997, an increase of $590,000 or 100.01%. This increase resulted primarily from the excess of the cost of purchasing the main office in February, 1998, over depreciation expense of $46,000 during the three months ended March 31, 1998. On March 15, 1998, the Bank entered into a Contract for Sale and Purchase to acquire for $675,000 land on which the Bank intends to build a branch office. The contract, which is subject to a number of conditions, calls for a closing prior to June 17, 1998.

     Deposits increased to $74.7 million as of March 31, 1998 from $73.1 million as of December 31, 1997, an increase of $1.6 million or 2.19%. Core deposits increased to $68.9 million as of March 31, 1998 from $66.9 million as of December 31, 1997, an increase of $2.0 million or 2.93%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign and the officer calling program. As of March 31, 1998 and December 31, 1997, the ratio of net loans to deposits was 68.83% and 66.79%, respectively.

     The financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

     For the three months ended March 31, 1998 and 1997, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                   AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                                  1998                                           1997
                                             ------------------------------------------     ----------------------------------------
                                               Average                          Yield/        Average                         Yield/
ASSETS:                                        Balance          Interest         Rate         Balance          Interest        Rate
-------                                      -----------      ------------      -------     -----------      ------------     ------
Loans:
   Commercial .............................  $  9,264,581     $    219,449       9.61%      $  8,017,358     $    206,620     10.45%
   Mortgage (a) ...........................    33,462,373          729,880       8.85         30,848,314          672,822      8.85
   Installment ............................     4,872,793          110,091       9.16          3,571,240           73,873      8.39
   Other ..................................     3,047,324           63,380       8.43          2,968,014           71,124      9.72
                                             ------------     ------------       ----       ------------     ------------     -----
Total loans, net of unearned income (b) ...    50,647,071        1,122,800       8.99         45,404,926        1,024,439      9.15
Investment securities-all taxable .........    23,305,321          353,325       6.06         16,783,278          243,512      5.80
Federal funds sold ........................     4,190,612           58,902       5.70          6,300,590           80,872      5.21
                                             ------------     ------------       ----       ------------     ------------     -----
Total earning assets (c) ..................    78,143,004     $  1,535,027       7.97%        68,488,794     $  1,348,823      7.99%
Cash and due from banks ...................     3,118,985     ============       ====          3,500,989     ============     =====
Other assets ..............................     2,755,219                                      1,921,787
Allowance for loan losses .................      (910,938)                                      (912,858)
Total assets ..............................  $ 83,106,270                                   $ 72,998,712
                                             ============                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Interest-bearing deposits:
   NOW accounts ...........................  $ 10,788,155     $     37,208       1.40%      $  9,257,681     $     30,571      1.34%
   Money market ...........................    10,354,865           60,919       2.39          8,980,871           55,462      2.50
   Savings ................................     3,888,826           21,218       2.21          2,835,973           15,536      2.22
   Time deposits under $100,000 ...........    27,903,545          391,773       5.69         26,297,493          371,494      5.73
   Time deposits $100,000 and over ........     5,880,679           80,352       5.54          4,673,473           64,630      5.61
                                             ------------     ------------       ----       ------------     ------------     -----
Total interest-bearing deposits ...........    58,816,070          591,470       4.08         52,045,491          537,693      4.19

Sweep accounts ............................     1,206,421            9,027       3.03            803,641            6,240      3.15
                                             ------------     ------------       ----       ------------     ------------     -----
Total interest-bearing liabilities ........    60,022,491     $    600,497       4.06%        52,849,132     $    543,933      4.17%
Demand deposits ...........................    15,096,398     ============       ====         13,543,554     ============     =====
Other liabilities .........................       602,673                                        486,535
Shareholders' equity ......................     7,384,708                                      6,119,491
Total .....................................  $ 83,106,270                                   $ 72,998,712
                                             ============                                   ============

SPREAD AND INTEREST DIFFERENTIAL:
---------------------------------
Interest rate spread ......................                                      3.91%                                         3.82%
                                                                                 ====                                         ======
Excess of total earning assets over
   total interest-bearing liabilities .....  $ 18,120,513                                   $ 15,639,662
                                             ============                                   ============
Net yield on interest-earnings assets .....                   $    934,530       4.85%                       $    804,890      4.77%
                                                              ============       ====                        ============     =====

-----------------------
     (a) Interest income on mortgage loans included loan fees recognized as income of $3,000 and $4,000 during the three moths ended March 31, 1998 and 1997, respectively.
     (b) Non-accrual loans were included in loans, net of unearned income.
     (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.


LOAN PORTFOLIO

     The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of March 31, 1998 and December 31, 1997, the composition of the Bank's loan portfolio was as follows:

                                          1998                       1997
                                  -----------------------   ----------------------
                                                    % OF                     % OF
                                                    TOTAL                    TOTAL
                                     AMOUNT         LOANS      AMOUNT        LOANS
                                  ------------     ------     ---------     ------
Commercial ...................    $  9,167,134      17.51%  $ 9,289,611      18.69%
Mortgage: (a)
     Construction ............       1,187,950       2.27       961,264       1.93
     Non-construction ........      33,887,727      64.74    31,508,547      63.39
Installment (b) ..............       5,087,455       9.72     4,781,456       9.62
Other loans (c) ..............       3,011,377       5.76     3,165,509       6.37
                                  ------------     ------     ---------     ------
Total loans, net of
     unearned income .........      52,341,643     100.00%   49,706,387     100.00%
                                                   ======                   ======
Allowance for loan losses ....        (925,954)      1.77%     (882,034)      1.77%
                                  ------------     ======   -----------     ======
Loans, net ...................    $ 51,415,689              $48,824,353
                                  ============              ===========

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

ALLOWANCE FOR LOAN LOSSES

     As of March 31, 1998, the allowance for loan losses was $926,000 or 1.77% of total loans, net of unearned income, as compared to $882,000 or 1.77% as of December 31, 1997. For the three months ended March 31, 1998 and 1997, the Bank's loan loss experience and its provision for loan losses were as follows:

                                                               1998              1997
                                                           ------------      ------------

Average loans outstanding .............................    $ 50,647,071      $ 45,404,926
                                                           ============      ============
Net loans at end of period ............................    $ 51,415,689      $ 45,253,356
                                                           ============      ============

Allowance for loan losses at beginning of period ......    $    882,034      $    904,562
Loans charged-off:
     Commercial .......................................             534                --
     Installment ......................................             683                --
     Other loans ......................................           1,758             2,271
                                                           ------------      ------------
Total loans charged-off ...............................           2,975             2,271
                                                           ------------      ------------
Recoveries of loans previously charged-off:
     Commercial .......................................          40,213            18,554
     Mortgage .........................................           1,966               983
     Installment ......................................           4,149                74
     Other loans ......................................             567               226
                                                           ------------      ------------
Total recoveries ......................................          46,895            19,837
                                                           ------------      ------------
Net loan charged-offs (recoveries) ....................         (43,920)          (17,566)
Provision charged to expense ..........................              --                --
                                                           ------------      ------------
Allowance for loan losses at end of period ............    $    925,954      $    922,128
                                                           ============      ============
Ratio of net charge-offs during period
     to average net loans outstanding .................            (.35)%            (.15)%
Allowance for loan losses as a percentage of loans,
     net of unearned income at end of period ..........            1.77%             2.00%

     During 1998, three loans were charged-off, none of which exceeded $2,000, and there were 11 loans with recoveries, none of which exceeded $23,000.

     Non-performing assets decreased to $793,000 as of March 31, 1998, as compared to $858,000 as of December 31, 1997, or a decrease of $65,000 or 7.58%. The decrease during 1998 resulted primarily from the decrease in non-accruing loans. The ratio of non-performing loans as a percent of total loans, net of unearned income, was .56% and .69% as of March 31, 1998 and December 31, 1997, respectively. The allowance for loan losses as a percentage of non-performing loans was 315.24% and 256.59% as of March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998 and December 31, 1997, the Bank's non-performing loans and repossessed assets were as follows:

                                                         1998                1997
                                                 ------------------    ----------------
                                                              % OF                % OF
                                                              TOTAL               TOTAL
                                                  AMOUNT      LOANS     AMOUNT    LOANS
                                                  ------      -----     ------    -----
Non-accruing loans:
   Under 90 days delinquent .................    $122,796      .23%    $154,278    .31%
   90 or more days delinquent ...............     170,932      .33      189,470    .38
                                                 --------      ---     --------    ---
Total non-accruing loans ....................    $293,728      .56%    $343,748    .69%
                                                 ========      ===     ========    ===

Total real estate owned .....................    $499,211              $514,211
                                                 --------              --------
Total non-performing assets .................    $792,939              $857,959
                                                 ========              ========

Loans delinquent and accruing:
   30 to 59 days ............................    $  1,053       --%    $ 12,648    .03%
   60 to 89 days ............................       4,859      .01       20,638    .04
                                                 --------      ---     --------    ---
       Total ................................    $  5,912      .01%    $ 33,286    .07%
                                                 ========      ===     ========    ===

Total delinquencies 30 days and over ........    $299,640      .57%    $377,034    .76%
                                                 ========      ===     ========    ===

     As of March 31, 1998 and December 31, 1997, the Bank did not have any troubled debt restructurings and no loans were over 90 days delinquent and still accruing interest. Non-accruing loans totaled $294,000 as of March 31, 1998 as compared to $344,000 as of December 31, 1997, a decrease of $50,000 or 14.55%. The largest non-accruing loan as of March 31, 1998 was a $91,000 first mortgage loan secured with commercial real estate. As of March 31, 1998, this loan was current.

     Management continues to manage its non-performing assets to restore them to performing status when possible, or otherwise liquidate such assets in an orderly fashion to maximize the value of such assets to the Company. Although the Company is endeavoring to actively manage the risks in its loan portfolio, there is no assurance that the level of non-accrual loans and other real estate owned will not increase during 1998.

LIQUIDITY

     During the three months ended March 31, 1998 and 1997, investing activities provided (used) $679,000 and $(3.7) million, respectively, of cash. During the three months ended March 31, 1998 and 1997, financing activities provided $1.5 million and $1.9 million, respectively, of cash. These activities primarily resulted from the Bank focusing its efforts on growth through an advertisement campaign and an officer calling campaign.

RESULTS OF OPERATIONS

SUMMARY

     The Company's net income was $378,000 for the three months ended March 31, 1998, or $.31 per basic share, as compared to $307,000 for the three months ended March 31, 1997, or $.25 per basic share. For the three months ended March 31, 1998 and 1997, the Company's performance ratios were as follows:

                                                           1998       1997
                                                           ----       ----

Return on average assets.............................      1.82%      1.68%
Return on average equity.............................     20.50      20.09
Average equity to average assets.....................      8.89       8.38

NET INTEREST INCOME

     The Bank's earnings are dependent primarily on its net interest income which is the excess of interest income earned on earning assets (primarily loans and the investment portfolio - all of which are taxable) over interest expense paid on deposits and short-term borrowings. Changes in net interest income are caused by changes in the interest rates earned or paid and by volume changes in loans, the investment portfolio, deposits and short-term borrowings. The increase (decrease) during 1998 from 1997 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                          VOLUME/
ASSETS:                                       VOLUME         RATE          RATE         TOTAL
-------                                     ---------     ----------    ----------    ---------
Loans:
     Commercial ........................    $  32,589     $ (16,946)    $  (2,814)    $  12,829
     Mortgage ..........................       57,806            41          (789)       57,058
     Installment .......................       27,297         6,907         2,014        36,218
     Other .............................        1,927        (9,524)         (147)       (7,744)
                                            ---------     ---------     ---------     ---------
         Total loans ...................      119,619       (19,522)       (1,736)       98,361
Investment securities ..................       94,630        10,934         4,249       109,813
Federal funds sold .....................      (27,459)        7,794        (2,305)      (21,970)
                                            ---------     ---------     ---------     ---------
Total interest income ..................      186,790          (794)          208       186,204
                                            ---------     ---------     ---------     ---------

LIABILITIES:
Interest-bearing deposits:
     NOW accounts ......................        5,124         1,377           136         6,637
     Money market accounts .............        8,603        (2,663)         (483)        5,457
     Savings deposits ..................        5,848           (63)         (103)        5,682
     Time deposits:
         Under $100,000 ................       23,003        (2,302)         (422)       20,279
         $100,000 and over .............       16,926          (784)         (420)       15,722
                                            ---------     ---------     ---------     ---------
     Total interest-bearing deposits ...       59,504        (4,435)       (1,292)       53,777
Securities sold under agreements
     to repurchase .....................        3,171          (230)         (154)        2,787
                                            ---------     ---------     ---------     ---------
Total interest expense .................       62,675        (4,665)       (1,446)       56,564
                                            ---------     ---------     ---------     ---------

Net interest income ....................    $ 124,115     $   3,871     $   1,654     $ 129,640
                                            =========     =========     =========     =========

     The Bank's net interest income increased to $935,000 during 1998 from $805,000 during 1997, an increase of $130,000 or 16.11%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 11.68% volume increase in 1998 from 1997 in loan interest income was primarily attributable to the 10.35% increase in average loans and the 20.71% volume increase in 1998 from 1997 in investment interest income was primarily attributable to the 16.05% increase in average investments. The 11.52% volume increase in 1998 from 1997 in interest expense was primarily attributable to the 11.95% increase in average interest-bearing liabilities. The yield on the loan portfolio decreased 16 basis points, while the yield on the investment portfolio increased 30 basis points. The interest rates paid on interest-bearing liabilities decreased 12 basis points. The result was an increase in the net interest margin to 4.85% during 1998 from 4.77% during 1997.

PROVISION FOR LOAN LOSSES

     The Bank made no provisions for loan losses during the three months ended March 31, 1998 and 1997. Net loan recoveries during 1998 and 1997 were $44,000 and $18,000, respectively. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of March 31, 1998 and December 31, 1997, the allowance for loan losses as a percentage of loans net of unearned income was 1.77% and 1.77%, respectively, and as a percentage of non-accrual loans was 315.24% and 256.59%, respectively.

NON-INTEREST INCOME

     Deposit service charge income increased $18,000 or 15.12% to $134,000 (or .72% of average deposits) during the three months ended March 31, 1998, from
$116,000 (or .71% of average deposits) during the three months ended March 31, 1997. This increase primarily resulted from the increase in the volume of overdraft charges.

NON-INTEREST EXPENSE

     Personnel expenses increased to $332,000 during the three months ended March 31, 1998, from $319,000 during the three months ended March 31, 1997, or an increase of $13,000 or 3.83%. This increase primarily resulted from salaries paid to the employees at the Bank's Iona branch which opened in July, 1997, as well as compensation increases for existing employees. The monthly average of full-time equivalent employees during 1998 was 36.4 as compared to 35.6 employees during 1997. As of March 31, 1998 and December 31, 1997, the Bank employed 37 and 33 full-time and two and three part-time employees, respectively.

     Occupancy expense increased $27,000 or 22.40% during the three months ended March 31, 1998 to $148,000 from $121,000 during the three months ended March 31, 1997. This increase primarily resulted from additional costs of the new branch and computers. Item and data processing was $52,000 for the three months ended March 31, 1998, as compared to no expense for the three months ended March 31, 1997. During the last half of 1997, the Bank out sourced its item and data processing.

     Advertising expense increased to $33,000 during the three months ended March 31, 1998 from $25,000 during the three months ended March 31, 1997, or an increase of $8,000 or 33.79%. This increase primarily resulted from the cost of the advertising campaign.

     Legal expenses decreased to $14,000 during the three months ended March 31, 1998, from $28,000 during the three months ended March 31, 1997, or a decrease of $14,000 or 51.28%. This decrease reflected the reduction in collection actions handled by the Bank's attorneys.

     Other operating expenses increased to $151,000 during the three months ended March 31, 1998, from $134,000 during the three months ended March 31, 1997, or an increase of $17,000 or 12.81%. This increase primarily resulted from the increased costs associated with the increase in the size of the Bank, as well as the additional banking office.

INCOME TAXES

     During the three months ended March 31, 1998 and 1997, the Company had a benefit for income taxes of $60,000 and $30,000 by recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

During the three months ended March 31, 1998, the Company filed no reports on Form 8-K.

  Ex. 27    Financial Data Schedule is included herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SOUTH FLORIDA BANK HOLDING CORPORATION




Date:  May 11, 1998            By:   /s/ William P. Valenti
       ------------                  -------------------------
                                     William P. Valenti, President and Chief
                                     Executive Officer (Principal financial
                                     officer)




Date:  May 11, 1998            By:   /s/ Jim Booth
       ------------                  ------------------------
                                     Jim Booth, Vice President and Controller
                                     (Principal accounting officer)