Form 10QSB
period 1998-06-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1998-08-10
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

As of August 4, 1998, there were outstanding 1,210,975 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

                FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX


                                                                                                 PAGE
                                                                                                  NO.
                                                                                                 ----
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements:
     a)  Unaudited Consolidated Statements of Financial
                  Condition - June 30, 1998 and December 31, 1997...............................    3

     b)  Unaudited Consolidated Statements of Income and Comprehensive Income -
                  Six Months Ended June 30, 1998 and 1997.......................................    4

     b)  Unaudited Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended June 30, 1998 and 1997.....................................    5

     c)  Unaudited Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997.......................................    6

     d)  Notes to Unaudited Consolidated Financial Statements...................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................................................    9

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................   17

SIGNATURES......................................................................................   18

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        JUNE 30,     DECEMBER 31,
                                                                         1998           1997
                                                                      ------------  ------------
ASSETS
Cash and due from banks....................................           $ 4,603,044   $ 5,001,112
Federal funds sold.........................................             3,439,094     1,998,000
Investments available-for-sale.............................            13,482,692    16,584,500
Investments held-to-maturity (market value of
     $8,093,086 and $7,980,325)............................             8,070,699     7,967,268
Loans, net of allowance for loan losses of
     $901,475 and $882,034.................................            52,953,597    48,824,353
Accrued interest receivable................................               589,726       600,536
Premises and equipment, net................................             1,888,646       589,881
Other real estate owned....................................               481,211       514,211
Other assets...............................................               880,761       779,497
                                                                      -----------   -----------

     Total assets..........................................           $86,389,470   $82,859,358
                                                                      ===========   ===========

LIABILITIES
Deposits:
     Demand deposits.......................................           $16,885,102   $14,238,948
     NOW accounts..........................................            11,836,398    11,125,578
     Money market accounts.................................             9,598,089     8,621,852
     Savings deposits......................................             4,899,834     3,635,619
     Time deposits under $100,000..........................            26,344,484    29,279,400
     Time deposits $100,000 and over.......................             6,693,411     6,197,891
                                                                      -----------   -----------
         Total deposits....................................            76,257,318    73,099,288
Securities sold under agreements to repurchase.............             1,365,839     1,326,473
Accrued interest payable...................................               335,904       457,407
Other liabilities..........................................                61,405       353,704
                                                                      -----------   -----------

     Total liabilities.....................................            78,020,466    75,236,872
                                                                      -----------   -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares
     authorized, 1,210,975 shares outstanding..............                12,110        12,110
Additional paid-in capital.................................            10,366,378    10,366,378
Net unrealized securities gains............................                 1,442           324
Retained deficit...........................................            (2,010,926)   (2,756,326)
                                                                      -----------    ----------
     Total shareholders' equity............................             8,369,004     7,622,486
                                                                      -----------   -----------

     Total liabilities and shareholders' equity............           $86,389,470   $82,859,358
                                                                      ===========   ===========



     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------------
                                                                        1998                 1997
                                                                     -----------         -----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans ..............................................                 $ 2,301,123         $ 2,095,164
Federal funds sold .................................                     119,433             160,204
Investment securities ..............................                     691,825             513,558
                                                                     -----------         -----------
     Total interest income .........................                   3,112,381           2,768,926
                                                                     -----------         -----------

INTEREST EXPENSE:
Deposits:
     NOW accounts ..................................                      76,793              64,474
     Money market accounts .........................                     113,162             105,297
     Savings deposits ..............................                      47,380              33,289
     Time deposits under $100,000 ..................                     771,690             751,181
     Time deposits $100,000 and over ...............                     162,119             139,978
Other ..............................................                      21,261              16,129
                                                                     -----------         -----------
     Total interest expense ........................                   1,192,405           1,110,348
                                                                     -----------         -----------
NET INTEREST INCOME ................................                   1,919,976           1,658,578
PROVISION FOR LOAN LOSSES ..........................                          --                  --
                                                                     -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    1,919,976           1,658,578
                                                                     -----------         -----------
NON-INTEREST INCOME:
Service charge income ..............................                     260,816             236,717
Other ..............................................                      41,380              47,585
                                                                     -----------         -----------
     Total non-interest income .....................                     302,196             284,302
                                                                     -----------         -----------
NON-INTEREST EXPENSES:
Personnel expense ..................................                     729,106             651,119
Occupancy expense ..................................                     299,345             242,463
Data and item processing ...........................                      81,764                  --
Advertising ........................................                      58,764              47,838
Loan collection expenses ...........................                      49,513              49,447
Supplies ...........................................                      38,199              34,817
Legal expenses .....................................                      29,128              37,769
Other ..............................................                     310,953             261,333
                                                                     -----------         -----------
     Total non-interest expenses ...................                   1,596,772           1,324,786
                                                                     -----------         -----------

INCOME BEFORE INCOME TAXES .........................                     625,400             618,094
BENEFIT FOR INCOME TAXES ...........................                     120,000              60,000
                                                                     -----------         -----------
NET INCOME .........................................                     745,400             678,094

Net unrealized securities gains (losses) ...........                       1,118              (3,959)
                                                                     -----------         -----------
COMPREHENSIVE INCOME ...............................                 $   746,518         $   674,135
                                                                     ===========         ===========

NET INCOME PER SHARE:
     Basic .........................................                 $       .61         $       .56
                                                                     ===========         ===========
     Diluted .......................................                 $       .60         $       .55
                                                                     ===========         ===========

Weighted average number of common shares ...........                   1,210,975           1,210,975
                                                                     ===========         ===========


     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                     -------------------------------
                                                                        1998                1997
                                                                     -----------         -----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans ..............................................                 $ 1,178,323         $ 1,070,725
Federal funds sold .................................                      60,531              79,332
Investment securities ..............................                     338,500             270,046
                                                                     -----------         -----------
     Total interest income .........................                   1,577,354           1,420,103
                                                                     -----------         -----------

INTEREST EXPENSE:
Deposits:
     NOW accounts ..................................                      39,585              33,903
     Money market accounts .........................                      55,679              52,836
     Savings deposits ..............................                      26,162              17,753
     Time deposits under $100,000 ..................                     379,917             379,687
     Time deposits $100,000 and over ...............                      81,767              75,348
Other ..............................................                      12,234               9,889
                                                                     -----------         -----------
     Total interest expense ........................                     595,344             569,416
                                                                     -----------         -----------

NET INTEREST INCOME ................................                     982,010             850,687
PROVISION FOR LOAN LOSSES ..........................                          --                  --
                                                                     -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      982,010             850,687
                                                                     -----------         -----------
NON-INTEREST INCOME:
Service charge income ..............................                     126,952             120,430
Other ..............................................                      20,396              26,662
                                                                     -----------         -----------
     Total non-interest income .....................                     147,348             147,092
                                                                     -----------         -----------
NON-INTEREST EXPENSES:
Personnel expense ..................................                     397,473             331,726
Occupancy expense ..................................                     151,428             121,611
Data and item processing ...........................                      29,609                  --
Advertising ........................................                      25,371              22,878
Loan collection expenses ...........................                      22,533              26,735
Supplies ...........................................                      19,964              16,171
Legal expenses .....................................                      15,616              10,037
Other ..............................................                     160,352             127,830
                                                                     -----------         -----------
     Total non-interest expenses ...................                     822,346             656,988
                                                                     -----------         -----------
INCOME BEFORE INCOME TAXES .........................                     307,012             340,791
BENEFIT FOR INCOME TAXES ...........................                      60,000              30,000
                                                                     -----------         -----------
NET INCOME .........................................                     367,012             370,791

Net unrealized securities gains (losses) ...........                      (5,595)             26,898
                                                                     -----------         -----------
COMPREHENSIVE INCOME ...............................                 $   361,417         $   397,689
                                                                     ===========         ===========

NET INCOME PER SHARE:
     Basic .........................................                 $       .30         $       .31
                                                                     ===========         ===========
     Diluted .......................................                 $       .30         $       .30
                                                                     ===========         ===========

Weighted average number of common shares ...........                   1,210,975           1,210,975
                                                                     ===========         ===========

     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------
                                                                         1998             1997
                                                                     -----------      -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Interest received.....................................               $ 3,123,191      $ 2,765,248
Non-interest income...................................                   302,196          284,302
Interest paid.........................................                (1,313,908)      (1,119,421)
Personnel expenses....................................                  (729,106)        (651,119)
Other operating expenditures..........................                  (808,946)        (611,785)
                                                                     -----------      -----------
Net cash provided by operating activities.............                   573,427          667,225
                                                                     -----------      -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
     Purchases........................................                (2,992,605)      (1,969,658)
     Maturities.......................................                 6,097,450        2,000,000
Investments held-to-maturity:
     Purchases........................................                (2,003,750)      (1,997,109)
     Maturities.......................................                 1,900,319          681,319
Proceeds from the sales of other real estate owned....                   107,303              ---
Increase in loans.....................................                (4,203,547)      (3,254,149)
Increase in premises and equipment....................                (1,390,772)        (188,050)
                                                                     -----------      -----------
Net cash provided by (used in) investing activities...                (2,485,602)      (4,727,647)
                                                                     -----------      -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
     Demand deposits..................................                 2,646,154           51,425
     NOW accounts.....................................                   710,820        2,109,434
     Money market accounts............................                   976,237         (235,058)
     Savings deposits.................................                 1,264,215          639,946
     Time deposits....................................                (2,439,396)       1,901,486
Securities sold under agreements to repurchase........                    39,366        1,044,382
Dividends paid........................................                  (242,195)             ---
                                                                     -----------      -----------
Net cash provided by financing activities.............                 2,955,201        5,511,615
                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS.................................                 1,043,026        1,451,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......                 6,999,112        9,842,206
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............               $ 8,042,138      $11,293,399
                                                                     ===========      ===========



     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

   Reconciliation of net income to net cash provided by operating activities


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------------
                                                                        1998                1997
                                                                     -----------         -----------
Net income .........................................                 $   745,400         $   678,094

Adjustments:
     Depreciation and amortization .................                      92,007              60,037
     Benefit for income taxes ......................                    (120,000)            (60,000)
     Decrease (Increase) in:
         Accrued interest receivable ...............                      10,810              (3,678)
         Other assets ..............................                      16,817             (15,583)
     Increase (Decrease) in:
         Accrued interest payable ..................                    (121,503)             (9,073)
         Other liabilities .........................                     (50,104)             17,428
                                                                     -----------         -----------

Net cash provided by operating activities ..........                 $   573,427         $   667,225
                                                                     ===========         ===========

Supplemental schedule of non-cash activities:
     Loans transferred to other real estate owned ..                 $   111,788         $   106,586

     Net unrealized securities gains (losses) ......                       3,037              (6,385)



     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of South Florida Bank Holding Corporation (the "Holding Corporation"), South Florida Bank (the "Bank"), New Town Properties, Inc., and Valu Prop, Inc. (collectively, the "Company") after elimination of all material intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the six and three months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

     For the six and three months ended June 30, 1998 and 1997, the reconciliation of the denominators of the basic and diluted per-share computations was as follows:


                                                              1998                             1997
                                                       ---------------------         ----------------------
                                                          Six        Three             Six          Three
                                                       ---------    --------         ---------    ---------
Common shares.......................................   1,210,975    1,210,975        1,210,975    1,210,975
Stock options.......................................      30,782       30,254           16,667       20,819
                                                       ---------    ---------        ---------    ---------
Diluted shares......................................   1,241,757    1,241,229        1,227,642    1,231,794
                                                       =========    =========        =========    =========

NOTE B-INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

     At June 30, 1998 and December 31, 1997, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                                         GROSS           GROSS           CARRYING
                                                     AMORTIZED        UNREALIZED       UNREALIZED         VALUE
INVESTMENTS AVAILABLE-FOR-SALE:                        COST              GAINS           LOSSES        (FAIR VALUE)
                                                   -----------        ----------       ----------      ------------
1998
U.S. Agency obligations due:
     In one year or less...................        $ 2,500,565         $   1,001       $  (1,874)       $ 2,499,692
     After one year through five years.....         10,979,800            13,375         (10,175)        10,983,000
                                                   -----------         ---------       ---------        -----------
Total investments
         available-for-sale................        $13,480,365         $  14,376       $ (12,049)       $13,482,692
                                                   ===========         =========       =========        ===========

1997
U.S. Agency obligations due:
     In one year or less...................        $ 2,502,245         $      70       $  (5,440)       $ 2,496,875
     After one year through five years.....         14,081,733            15,756          (9,864)        14,087,625
                                                   -----------         ---------       ---------        -----------
     Total investments
         available-for-sale................        $16,583,978         $  15,826       $ (15,304)       $16,584,500
                                                   ===========         =========       =========        ===========

                                                     CARRYING
                                                       VALUE        GROSS         GROSS         ESTIMATED
                                                    (AMORTIZED    UNREALIZED    UNREALIZED        MARKET
INVESTMENTS HELD-TO-MATURITY:                          COST)        GAINS         LOSSES          VALUE
                                                    ----------    ----------    ----------    -----------
1998
U.S. Agency obligations due:
     In one year or less....................        $  501,525      $   ---     $    ---       $  501,525
     After one year through five years..             6,159,851       18,219       (1,862)       6,176,208
Collateralized mortgage obligations
     due after ten years....................         1,409,323        6,030          ---        1,415,353
                                                    ----------      -------     --------       ----------
Total investments held-to-maturity..........        $8,070,699      $24,249     $ (1,862)      $8,093,086
                                                    ==========      =======     ========       ==========

1997
U.S. Agency obligations due:
     In one year or less....................        $1,000,000      $   ---     $    ---       $1,000,000
     After one year through five years......         5,125,282       12,536          (10)       5,137,808
Collateralized mortgage obligations
     due after ten years....................         1,841,986        4,016       (3,485)       1,842,517
                                                    ----------      -------     --------       ----------
Total investments held-to-maturity..........        $7,967,268      $16,552     $ (3,495)      $7,980,325
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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

     South Florida Bank Holding Corporation's (the "Holding Corporation") total shareholders' equity was $8.4 million and $7.6 million as of June 30, 1998 and December 31, 1997, respectively. This increase was the result of 1998's net income of $745,000 and the $1,000 increase in the net unrealized securities gains (losses) to June 30, 1998 from December 31, 1997. South Florida Bank's (the "Bank") total shareholder's equity was $7.9 million and $7.2 million as of June 30, 1998 and December 31, 1997, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $761,000 and the $1,000 increase in the net unrealized securities gains (losses) to June 30, 1998 from December 31, 1997.

     The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended as of the respective periods) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                    TOTAL             TIER 1
                                                  RISK-BASED        RISK-BASED        LEVERAGE
                                                 CAPITAL RATIO     CAPITAL RATIO       RATIO
                                                 -------------     -------------     ---------
Well capitalized per FDIC
     (minimum ratios).....................           10.00%             6.00%           5.00%
Bank:    December 31, 1997 ...............           15.46             14.20            8.55
         June 30, 1998....................           15.85             14.59            9.51

FINANCIAL CONDITION

     Consolidated total assets of the Holding Corporation, its subsidiary the Bank, and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $86.4 million as of June 30, 1998, from $82.9 million as of December 31, 1997, an increase of $3.5 million or 4.26%. The Bank's advertising campaign, coupled with an officer calling program, resulted in an increase in total assets and deposits. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $77.9 million as of June 30, 1998 from $75.4 million as of December 31, 1997, an increase of $2.5 million or 3.41%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, increased to $8.5 million as of June 30, 1998 from $7.5 million as of December 31, 1997, an increase of $958,000 or 12.80%.

     Net loans increased to $53.0 million as of June 30, 1998 from $48.8 million as of December 31, 1997, an increase of $4.1 million or 8.46%. Mortgage loans which increased $3.4 million were the primary components of outstanding loans. During the six months ended June 30, 1998 and 1997, the Bank originated $10.5 million and $8.2 million of loans and had loan repayments of $6.3 million and $4.9 million, respectively. Management's strategy is to lend to small-to-medium sized businesses.

     The investment portfolio decreased to $25.0 million as of June 30, 1998 from $26.6 million as of December 31, 1997, a decrease of $1.6 million or 5.87%. The proceeds from the decrease in investments and the increase in deposits were primarily used to fund the increase in loans.

     Cash and due from banks decreased to $4.6 million as of June 30, 1998 from $5.0 million as of December 31, 1997, or a decrease of $398,000 or 7.96%. This decrease resulted primarily from the decrease in funds on deposit with other banks.

     Premises and equipment increased to $1.9 million as of June 30, 1998 from $590,000 as of December 31, 1997, an increase of $1.3 million or 220.17%. This increase resulted primarily from the excess of the cost of purchasing the main office in February, 1998 and the land on which the Bank intends to build a branch office, over depreciation expense of $92,000 during the six months ended June 30, 1998.

     Deposits increased to $76.3 million as of June 30, 1998 from $73.1 million as of December 31, 1997, an increase of $3.2 million or 4.32%. Core deposits increased to $69.6 million as of June 30, 1998 from $66.9 million as of December 31, 1997, an increase of $2.7 million or 3.98%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign and the officer calling program. As of June 30, 1998 and December 31, 1997, the ratio of net loans to deposits was 69.44% and 66.79%, respectively.

     The financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

     For the six months ended June 30, 1998 and 1997, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:


                  AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                          1998                                 1997
                                            ----------------------------------  ----------------------------------
                                              Average                  Yield/      Average                  Yield/
ASSETS:                                       Balance      Interest     Rate       Balance      Interest    Rate
                                            -----------   ----------   -------   -----------   ---------   ------
Loans:
   Commercial.............................  $ 9,165,070   $  441,294     9.71%   $ 8,157,034   $  428,883   10.60%
   Mortgage (a)...........................   34,665,442    1,503,865     8.75     31,147,713    1,369,591    8.87
   Installment............................    5,276,732      233,658     8.93      3,754,054      155,024    8.33
   Other..................................    3,065,845      122,306     8.04      2,908,082      141,666    9.82
                                            -----------   ----------     ----    -----------   ----------   -----
Total loans, net of unearned income (b)...   52,173,089    2,301,123     8.89     45,966,883    2,095,164    9.19
Investment securities-all taxable.........   22,459,853      691,825     6.16     17,606,990      513,558    5.83
Federal funds sold........................    4,353,591      119,433     5.53      6,049,009      160,204    5.34
                                            -----------   ----------     ----    -----------   ----------    ----
Total earning assets (c)..................   78,986,533   $3,112,381     7.95%    69,622,882   $2,768,926    8.02%
                                                          ==========     ====                  ==========    ====

Cash and due from banks...................    3,525,492                            3,637,955
Other assets..............................    2,893,849                            1,985,915
Allowance for loan losses.................     (917,268)                            (921,123)
                                            -----------                          -----------

Total assets..............................  $84,488,606                          $74,325,629
                                            ===========                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
   NOW accounts...........................  $11,110,500   $   76,793     1.39%   $ 9,700,238   $   64,474    1.34%
   Money market...........................   10,080,454      119,560     2.39      8,665,152      109,961    2.56
   Savings................................    4,315,883       47,380     2.21      3,017,404       33,289    2.22
   Time deposits under $100,000...........   27,461,213      771,690     5.67     26,506,536      751,181    5.71
   Time deposits $100,000 and over........    6,015,155      162,119     5.44      5,040,454      139,978    5.60
                                            -----------   ----------     ----    -----------   ----------    ----
Total interest-bearing deposits...........   58,983,205    1,177,542     4.03     52,929,784    1,098,883    4.19
Sweep accounts............................    1,414,208       21,261     3.03      1,023,593       16,129    3.18
                                            -----------   ----------     ----    -----------   ----------    ----
Total interest-bearing  liabilities.......   60,397,413   $1,198,803     4.00%    53,953,377   $1,115,012    4.17%
                                                          ==========     ====                  ==========    ====

Demand deposits...........................   16,032,881                           13,587,262
Other liabilities.........................      510,212                              482,297
Shareholders' equity......................    7,548,100                            6,302,693
                                            -----------                          -----------

Total.....................................  $84,488,606                          $74,325,629
                                            ===========                          ===========

SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread......................                               3.95%                               3.85%
                                                                         ====                                ====
Excess of total earning assets over
   total interest-bearing liabilities.....  $18,589,120                          $15,669,505
                                            ===========                          ===========
Net yield on interest-earnings assets.....                $1,913,578     4.89%                 $1,653,914    4.79%
                                                          ==========     ====                  ==========    ====

--------------------------
    (a) Interest income on mortgage loans included loan fees recognized as income of $7,000 and $8,000 during the six moths ended June 30, 1998 and 1997, respectively.
    (b)  Non-accrual loans were included in loans, net of unearned income.
    (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.

     For the three months ended June 30, 1998 and 1997, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                  AVERAGE BALANCES, INTEREST YIELDS AND RATES

                                                                   1998                              1997
                                                     --------------------------------   ---------------------------------
                                                      Average                  Yield/     Average                  Yield/
ASSETS:                                               Balance      Interest     Rate      Balance      Interest     Rate
                                                    -----------   ----------   ------   -----------   ----------   ------
Loans:
   Commercial....................................   $ 9,065,558   $  221,845    9.82%   $ 8,296,710   $  222,263   10.75%
   Mortgage (a)..................................    35,868,511      773,985    8.66     31,447,113      696,769    8.89
   Installment...................................     5,680,671      123,567    8.72      3,936,868       81,151    8.27
   Other.........................................     3,084,367       58,926    7.66      2,848,149       70,542    9.93
                                                    -----------   ----------    ----    -----------   ----------   -----
Total loans, net of unearned income (b)..........    53,699,107    1,178,323    8.80     46,528,840    1,070,725    9.23
Investment securities-all taxable................    21,614,384      338,500    6.26     18,430,701      270,046    5.86
Federal funds sold...............................     4,516,570       60,531    5.38      5,797,428       79,332    5.49
Total earning assets (c).........................    79,830,061   $1,577,354    7.93%    70,756,969   $1,420,103    8.05%
                                                                  ==========    ====                  ==========    ====
Cash and due from banks..........................     3,932,000                           3,774,921
Other assets.....................................     3,032,478                           2,050,043
Allowance for loan losses........................      (923,598)                           (929,387)
Total assets.....................................   $85,870,941                         $75,652,546
                                                    ===========                         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
   NOW accounts..................................   $11,432,845   $   39,585    1.39%   $10,142,795   $   33,903    1.34%
   Money market..................................     9,806,043       58,641    2.40      8,349,432       54,499    2.62
   Savings.......................................     4,742,940       26,162    2.21      3,198,834       17,753    2.23
   Time deposits under $100,000..................    27,018,881      379,917    5.64     26,715,579      379,687    5.70
   Time deposits $100,000 and over...............     6,149,632       81,767    5.33      5,407,437       75,348    5.59
                                                    -----------   ----------    ----    -----------   ----------    ----
Total interest-bearing deposits..................    59,150,341      586,072    3.97     53,814,077      561,190    4.18
Sweep accounts...................................     1,621,993       12,234    3.03      1,243,544        9,889    3.19
Total interest-bearing liabilities...............    60,772,334   $  598,306    3.95%    55,057,621   $  571,079    4.16%
                                                                  ==========    ====                  ==========    ====
Demand deposits..................................    16,969,363                          13,630,971
Other liabilities................................       417,751                             478,060
Shareholders' equity.............................     7,711,493                           6,485,894
Total............................................   $85,870,941                         $75,652,546
                                                    ===========                         ===========
SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread.............................                               3.98%                               3.89%
                                                                                ====                                ====
Excess of total earning assets over
   total interest-bearing liabilities............   $19,057,727                         $15,699,348
                                                    ===========                         ===========
Net yield on interest-earnings assets............                 $  979,048    4.92%                 $  849,024    4.81%
                                                                  ==========    ====                  ==========    ====

   (a) Interest income on mortgage loans included loan fees recognized as income of $4,000 and $4,000 during the three moths ended June 30, 1998 and 1997, respectively.
   (b)   Non-accrual loans were included in loans, net of unearned income.
   (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax-exempt income.


LOAN PORTFOLIO

     The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of June 30, 1998 and December 31, 1997, the composition of the Bank's loan portfolio was as follows:

                                               1998                      1997
                                        ---------------------   ---------------------
                                                       % OF                     % OF
                                                       TOTAL                    TOTAL
                                           AMOUNT      LOANS       AMOUNT       LOANS
                                        -----------    -----    -----------     -----
Commercial.........................     $ 8,618,504    16.00%   $ 9,289,611     18.69%
Mortgage: (a)
     Construction..................         836,462     1.55        961,264      1.93
     Non-construction..............      35,022,076    65.03     31,508,547     63.39
Installment (b)....................       6,300,224    11.70      4,781,456      9.62
Other loans (c)....................       3,077,806     5.72      3,165,509      6.37
                                        -----------    -----    -----------    ------
Total loans, net of
     unearned income...............      53,855,072    100.00%   49,706,387    100.00%
                                                       ======                  ======
Allowance for loan losses..........        (901,475)     1.67%     (882,034)     1.77%
                                        -----------    ======   -----------    ======
Loans, net.........................     $52,953,597             $48,824,353
                                        ===========             ===========

---------------
     (a) In addition to loans for the purchase, construction, improvement of or investment in real estate, the Bank's real estate loans include all loans for various other consumer or business purposes which are secured by real estate mortgages.
     (b) Installment loans generally include loans secured with mobile homes, automobiles, trucks, boats, and equipment.
     (c) Other loans generally include credit card loans, equity lines to individuals, deposit overdraft protection and deposit overdrafts.

ALLOWANCE FOR LOAN LOSSES

     As of June 30, 1998, the allowance for loan losses was $901,000 or 1.67% of total loans, net of unearned income, as compared to $882,000 or 1.77% as of December 31, 1997. For the six months ended June 30, 1998 and 1997, the Bank's loan loss experience and its provision for loan losses were as follows:

                                                               1998            1997
                                                            -----------    -----------
Average loans outstanding ..........................        $52,173,089    $45,966,883
                                                            ===========    ===========
Net loans at end of period .........................        $52,953,597    $46,315,269
                                                            ===========    ===========

Allowance for loan losses at beginning of period ...        $   882,034    $   904,562
Loans charged-off:
     Commercial ....................................                534         11,386
     Mortgage ......................................             30,637             --
     Installment ...................................                683         12,506
     Other loans ...................................              6,566          3,853
                                                            -----------    -----------
Total loans charged-off ............................             38,420         27,745
                                                            -----------    -----------
Recoveries of loans previously charged-off:
     Commercial ....................................             46,396         23,610
     Mortgage ......................................              3,517         18,971
     Installment ...................................              4,712            244
     Other loans ...................................              3,236            615
                                                            -----------    -----------
Total recoveries ...................................             57,861         43,440
                                                            -----------    -----------
Net loan charged-offs (recoveries) .................            (19,441)       (15,695)
Provision charged to expense .......................                 --             --
                                                            -----------    -----------
Allowance for loan losses at end of period .........        $   901,475    $   920,257
                                                            ===========    ===========
Ratio of net charge-offs during period
     to average net loans outstanding ..............               (.07)%         (.07)%
Allowance for loan losses as a percentage of loans,
     net of unearned income at end of period .......               1.67%          1.95%

     During 1998, six loans were charged-off, none of which exceeded $31,000, and there were 16 loans with recoveries, none of which exceeded $23,000.

     Non-performing assets decreased to $760,000 as of June 30, 1998, as compared to $858,000 as of December 31, 1997, or a decrease of $98,000 or 11.46%. The decrease during 1998 resulted primarily from the decrease in non-accruing loans. The ratio of non-performing loans as a percent of total loans, net of unearned income, was .52% and .69% as of June 30, 1998 and December 31, 1997, respectively. The allowance for loan losses as a percentage of non-performing loans was 323.80% and 256.59% as of June 30, 1998 and December 31, 1997, respectively. As of June 30, 1998 and December 31, 1997, the Bank's non-performing loans and repossessed assets were as follows:

                                              1998                 1997
                                        -----------------      -----------------
                                                   % OF                    % OF
                                                   TOTAL                   TOTAL
                                        AMOUNT     LOANS        AMOUNT     LOANS
                                        -------    -----       --------    -----
Non-accruing loans:
     Under 90 days delinquent.........  $133,514     .25%      $154,278     .31%
     90 or more days delinquent.......   144,893     .27        189,470     .38
                                        --------     ---       --------     ---
Total non-accruing loans..............  $278,407     .52%      $343,748     .69%
                                        ========     ===       ========     ===

Total real estate owned...............  $481,211               $514,211
                                        --------               --------
Total non-performing assets...........  $759,618               $857,959
                                        ========               ========

Loans delinquent and accruing:
     30 to 59 days....................  $ 55,339     .10%      $ 12,648     .03%
     60 to 89 days....................    12,874     .02         20,638     .04
                                        --------     ---       --------     ---
         Total........................  $ 68,213     .12%      $ 33,286     .07%
                                        ========     ===       ========     ===

Total delinquencies 30 days and over..  $346,620     .64%      $377,034     .76%
                                        ========     ===       ========     ===

     As of June 30, 1998 and December 31, 1997, the Bank did not have any troubled debt restructurings and no loans were over 90 days delinquent and still accruing interest. Non-accruing loans totaled $278,000 as of June 30, 1998 as compared to $344,000 as of December 31, 1997, a decrease of $66,000 or 19.01%. The largest non-accruing loan as of June 30, 1998 was a $88,000 first mortgage loan secured with commercial real estate. As of June 30, 1998, this loan was current.

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

LIQUIDITY

     During the six months ended June 30, 1998 and 1997, investing activities used $2.5 million and $4.7 million, respectively, of cash. During the six months ended June 30, 1998 and 1997, financing activities provided $3.0 million and $5.5 million, respectively, of cash. These activities primarily resulted from the Bank focusing its efforts on growth through an advertisement campaign and an officer calling campaign.

RESULTS OF OPERATIONS

SUMMARY

     The Company's net income was $745,000 and $367,000 for the six and three months ended June 30, 1998, or $.61 and $.30 per basic share, respectively, as compared to $678,000 and $371,000 for the six and three months ended June

30, 1997, or $.56 and $.31 per basic share, respectively. For the six and three months ended June 30, 1998 and 1997, the Company's performance ratios (annualized) were as follows:

                                                           1998                  1997
                                                       ------------------------------------
                                                        Six      Three      Six     Three
                                                       ------   -------   -------  --------
Return on average assets............................    1.76%    1.71%      1.82%    1.96%
Return on average equity............................   19.75    19.04      21.52    22.87
Average equity to average assets....................    8.93     8.98       8.48     8.57

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

     The increase (decrease) during the six months ended June 30, 1998 from the six months ended June 30, 1997 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                             VOLUME/
ASSETS:                                             VOLUME        RATE        RATE         TOTAL
                                                   --------     --------     -------     --------
Loans:
     Commercial.................................   $ 53,440     $(36,425)    $(4,604)    $ 12,411
     Mortgage...................................    155,959      (18,485)     (3,200)     134,274
     Installment................................     63,400       11,301       3,933       78,634
     Other......................................      7,749      (25,866)     (1,243)     (19,360)
                                                   --------     --------     -------     --------
         Total loans............................    280,548      (69,475)     (5,114)     205,959
Investment securities...........................    141,548       28,786       7,933      178,267
Federal funds sold..............................    (45,274)       5,787      (1,284)     (40,771)
                                                   --------     --------     -------     --------
Total interest income...........................    376,822      (34,902)      1,535      343,455
                                                   --------     --------     -------     --------

LIABILITIES:
Interest-bearing deposits:
     NOW accounts...............................      9,451        2,593         275       12,319
     Money market accounts......................     18,109       (7,247)     (1,263)       9,599
     Savings deposits...........................     14,444         (165)       (188)      14,091
     Time deposits:
         Under $100,000.........................     27,279       (6,371)       (399)      20,509
         $100,000 and over......................     27,293       (4,163)       (989)      22,141
                                                   --------     --------     -------     --------
     Total interest-bearing deposits............     96,576      (15,353)     (2,564)      78,659
Securities sold under agreements
     to repurchase..............................      6,206         (747)       (327)       5,132
                                                   --------     --------     -------     --------
Total interest expense..........................    102,782      (16,100)     (2,891)      83,791
                                                   --------     --------     -------     --------

Net interest income.............................   $274,040     $(18,802)    $ 4,426     $259,664
                                                   ========     ========     =======     ========

     The Bank's net interest income increased to $1.9 million during the six months ended June 30, 1998 from $1.7 million during the six months ended June 30, 1997, an increase of $260,000 or 15.70%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 13.39% volume increase in 1998 from 1997 in loan interest income was primarily attributable to the 11.90% increase in average loans and the 14.29% volume increase in 1998 from 1997 in investment interest income was primarily attributable to the

11.78% increase in average investments. The 9.22% volume increase in 1998 from 1997 in interest expense was primarily attributable to the 10.67% increase in average interest-bearing liabilities. The yield on the loan portfolio decreased 30 basis points, while the yield on the investment portfolio increased 31 basis points. The interest rates paid on interest-bearing liabilities decreased 16 basis points. The result was an increase in the net interest margin to 4.89% during 1998 from 4.79% during 1997.

     The increase (decrease) during the three months ended June 30, 1998 from the three months ended June 30, 1997 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                           VOLUME/
ASSETS:                                       VOLUME          RATE          RATE          TOTAL
                                             --------       --------       -------       --------
Loans:
     Commercial.........................     $ 20,653       $(19,285)      $(1,786)      $   (418)
     Mortgage...........................       98,233        (18,241)       (2,776)        77,216
     Installment........................       36,044          4,497         1,875         42,416
     Other..............................        5,867        (16,173)       (1,310)       (11,616)
                                             --------       --------       -------       --------
         Total loans....................      160,797        (49,202)       (3,997)       107,598
Investment securities...................       46,647         18,595         3,212         68,454
Federal funds sold......................      (17,575)        (1,639)          413        (18,801)
                                             --------       --------       -------       --------
Total interest income...................      189,869        (32,246)         (372)       157,251
                                             --------       --------       -------       --------

LIABILITIES:
Interest-bearing deposits:
     NOW accounts.......................        4,324          1,219           139          5,682
     Money market accounts..............        9,534         (4,581)         (811)         4,142
     Savings deposits...................        8,593           (109)          (75)         8,409
     Time deposits:
         Under $100,000.................        4,322         (4,046)          (46)           230
         $100,000 and over..............       10,370         (3,459)         (492)         6,419
                                             --------       --------       -------       --------
     Total interest-bearing deposits....       37,143        (10,976)       (1,285)        24,882
Securities sold under agreements
     to repurchase......................        3,018           (511)         (162)         2,345
                                             --------       --------       -------       --------
Total interest expense..................       40,161        (11,487)       (1,447)        27,227
                                             --------       --------       -------       --------

Net interest income.....................     $149,708       $(20,759)      $ 1,075       $130,024
                                             ========       ========       =======       ========

     The Bank's net interest income increased to $979,000 during the three months ended June 30, 1998 from $849,000 during the three months ended June 30, 1997, an increase of $130,000 or 15.31%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 15.02% volume increase in 1998 from 1997 in loan interest income was primarily attributable to the 13.35% increase in average loans and the 8.32% volume increase in 1998 from 1997 in investment interest income was primarily attributable to the 7.28% increase in average investments. The 7.03% volume increase in 1998 from 1997 in interest expense was primarily attributable to the 9.40% increase in average interest-bearing liabilities. The yield on the loan portfolio decreased 43 basis points, while the yield on the investment portfolio increased 32 basis points. The interest rates paid on interest-bearing liabilities decreased 21 basis points. The result was an increase in the net interest margin to 4.92% during 1998 from 4.81% during 1997.

PROVISION FOR LOAN LOSSES

     The Bank made no provisions for loan losses during the six months ended June 30, 1998 and 1997. Net loan recoveries during the six months ended June 30, 1998 and 1997 were $19,000 and $16,000, respectively. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of June 30, 1998 and December 31, 1997, the allowance for loan losses as a percentage of loans net of unearned income was 1.67% and 1.77%, respectively, and as a percentage of non-accrual loans was 323.80% and 256.59%, respectively.

NON-INTEREST INCOME

     Deposit service charge income increased $24,000 or 10.18% to $261,000 (or .70% of average deposits) during the six months ended June 30, 1998, from
$237,000 (or .71% of average deposits) during the six months ended June 30, 1997, and increased $7,000 or 5.42% to $127,000 (or .67% of average deposits) during the three months ended June 30, 1998, from $120,000 (or .71% of average deposits) during the three months ended June 30, 1997. These increases primarily resulted from the increase in the volume of overdraft charges.

NON-INTEREST EXPENSE

     Personnel expenses increased to $729,000 and $397,000 during the six and three months ended June 30, 1998, respectively, from $651,000 and $332,000 during the six and three months ended June 30, 1997, or respective increases of $78,000 or 11.98% and $65,000 or 19.82%. These increases primarily resulted from salaries paid to the employees at the Bank's Iona branch which opened in July, 1997, as well as compensation increases for existing employees. The monthly average of full-time equivalent employees during the six and three months ended June 30, 1998 was 37.6 and 39.6 as compared to 35.9 and 36.1 employees during the six and three months ended June 30, 1997, respectively. As of June 30, 1998 and December 31, 1997, the Bank employed 38 and 33 full-time and four and three part-time employees, respectively.

     Occupancy expense increased to $299,000 and $151,000 during the six and three months ended June 30, 1998, respectively, from $242,000 and $122,000 for the six and three months ended June 30, 1997, or respective increases of $57,000 or 23.46% and $29,000 or 24.52%. These increases primarily resulted from additional costs of the new branch and computers. Item and data processing was $82,000 and $30,000 for the six and three months ended June 30, 1998, respectively, as compared to no expense for the six and three months ended June 30, 1997. During the last half of 1997, the Bank commenced to out source its item and data processing.

     Advertising expense increased to $59,000 and $25,000 during the six and three months ended June 30, 1998, respectively, from $48,000 and $23,000 during the six and three months ended June 30, 1997, or respective increases of $11,000 or 22.84% and $2,000 or 10.90%. These increases primarily resulted from the cost of the advertising campaign.

     Other operating expenses increased to $311,000 and $160,000 during the six and three months ended June 30, 1998, respectively, from $261,000 and $128,000 during the six and three months ended June 30, 1997, or respective increases of $50,000 or 18.99% and $32,000 or 25.44%. These increases primarily resulted from the increased costs associated with the increase in the size of the Bank, as well as the additional banking office.

INCOME TAXES

     During the six and three months ended June 30, 1998, the Company had a benefit for income taxes of $120,000 and $60,000, respectively, compared to $60,000 and $30,000 during the six and three months ended June 30, 1997, respectively. These income tax benefits resulted from recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

During the three months ended June 30, 1998, the Company filed no reports on Form 8-K.

EX-27    Financial Data Schedule (for SEC use only)

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SOUTH FLORIDA BANK HOLDING CORPORATION



Date:  August 5, 1998                 By: /s/ William P. Valenti
       --------------                     -----------------------------------------------
                                          William P. Valenti, President and Chief
                                          Executive Officer (Principal financial officer)




Date:  August 5, 1998                 By: /s/ Jim Booth
       --------------                     -----------------------------------------------
                                          Jim Booth, Vice President and Controller
                                          (Principal accounting officer)