Form 10QSB
period 1998-09-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1998-11-12
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19040

                     SOUTH FLORIDA BANK HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


              FLORIDA                                           65-0221393
              -------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2017 MCGREGOR BOULEVARD, FORT MYERS, FLORIDA                      33901
--------------------------------------------                    ----------
  (Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code:  (941) 334-2020


                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report.)


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

As of November 9, 1998, there were outstanding 1,265,350 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                                                         PAGE
                                                                                                          NO.
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         a) Unaudited Consolidated Statements of Financial
                         Condition - September 30, 1998 and December 31, 1997........................      3

         b) Unaudited Consolidated Statements of Income and Comprehensive Income -
                         Nine Months Ended September 30, 1998 and 1997...............................      4

         b) Unaudited Consolidated Statements of Income and Comprehensive Income -
                         Three Months Ended September 30, 1998 and 1997..............................      5

         c) Unaudited Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 1998 and 1997...............................      6

         d) Notes to Unaudited Consolidated Financial Statements......................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................................     9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................    18

SIGNATURES............................................................................................    19

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1998                 1997
                                                                           -------------        ------------
ASSETS
Cash and due from banks................................................     $ 3,905,370         $ 5,001,112
Federal funds sold.....................................................       5,842,837           1,998,000
Investments available-for-sale.........................................      12,994,317          16,584,500
Investments held-to-maturity (market value of
        $5,471,205 and $7,980,325).....................................       5,404,250           7,967,268
Loans, net of allowance for loan losses of
        $868,160 and $882,034..........................................      53,529,326          48,824,353
Accrued interest receivable............................................         469,505             600,536
Premises and equipment, net............................................       1,864,094             589,881
Other real estate owned................................................         453,500             514,211
Other assets...........................................................         886,200             779,497
                                                                            -----------         -----------

        Total assets...................................................     $85,349,399         $82,859,358
                                                                            ===========         ===========

LIABILITIES
Deposits:
        Demand deposits................................................     $15,892,898         $14,238,948
        NOW accounts...................................................      11,434,062          11,125,578
        Money market accounts..........................................      11,660,627           8,621,852
        Savings deposits...............................................       4,715,674           3,635,619
        Time deposits under $100,000...................................      24,594,831          29,279,400
        Time deposits $100,000 and over................................       5,410,219           6,197,891
                                                                            -----------         -----------
               Total deposits..........................................      73,708,311          73,099,288
Securities sold under agreements to repurchase.........................       2,072,657           1,326,473
Accrued interest payable...............................................         353,851             457,407
Other liabilities......................................................         145,560             353,704
                                                                            -----------         -----------

        Total liabilities..............................................     $76,280,379         $75,236,872
                                                                            -----------         -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares
        authorized, 1,265,350 and 1,210,975 shares
         outstanding...................................................          12,654              12,110
Additional paid-in capital.............................................      10,639,771          10,366,378
Net unrealized securities gains........................................          52,583                 324
Retained deficit.......................................................      (1,635,988)         (2,756,326)
                                                                            -----------         -----------

        Total shareholders' equity.....................................       9,069,020           7,622,486
                                                                            -----------         -----------

        Total liabilities and shareholders' equity.....................     $85,349,399         $82,859,358
                                                                            ===========         ===========


     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                               1998                 1997
                                                                            ----------           ----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans..................................................................     $3,530,541           $3,213,952
Federal funds sold.....................................................        159,708              279,037
Investment securities..................................................        988,094              809,882
                                                                            ----------           ----------
        Total interest income..........................................      4,678,343            4,302,871
                                                                            ----------           ----------
INTEREST EXPENSE:
Deposits:
        NOW accounts...................................................        112,060               97,325
        Money market accounts..........................................        177,476              165,051
        Savings deposits...............................................         72,909               52,775
        Time deposits under $100,000...................................      1,126,239            1,170,331
        Time deposits $100,000 and over................................        242,501              222,431
Other..................................................................         30,565               29,553
                                                                            ----------           ----------
        Total interest expense.........................................      1,761,750            1,737,466
                                                                            ----------           ----------
NET INTEREST INCOME....................................................      2,916,593            2,565,405
PROVISION FOR LOAN LOSSES..............................................             --                   --
                                                                            ----------           ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          2,916,593            2,265,405
                                                                            ----------           ----------
NON-INTEREST INCOME:
Service charge income..................................................        388,138              360,915
Other..................................................................         63,547               66,558
                                                                            ----------           ----------
        Total non-interest income......................................        451,685              427,473
                                                                            ----------           ----------
NON-INTEREST EXPENSES:
Personnel expense......................................................      1,158,490            1,009,885
Occupancy expense......................................................        460,252              396,810
Advertising............................................................         66,879               73,406
Loan collection expenses...............................................         54,503               73,052
Supplies...............................................................         55,651               59,397
Legal expenses.........................................................         37,918               52,023
Other..................................................................        594,247              390,125
                                                                            ----------           ----------
        Total non-interest expenses....................................      2,427,940            2,054,698
                                                                            ----------           ----------
INCOME BEFORE INCOME TAXES.............................................        940,338              938,180
BENEFIT FOR INCOME TAXES...............................................        180,000               90,000
                                                                            ----------           ----------
NET INCOME.............................................................      1,120,338            1,028,180

Net unrealized securities gains (losses)...............................         52,259               23,429
                                                                            ----------           ----------
COMPREHENSIVE INCOME...................................................     $1,172,597           $1,051,609
                                                                            ==========           ==========
NET INCOME PER SHARE:
        Basic..........................................................     $      .92           $      .56
                                                                            ==========           ==========
        Diluted........................................................     $      .92           $      .55
                                                                            ==========           ==========
Weighted average number of common shares...............................      1,217,505            1,210,975
                                                                            ==========           ==========


     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                               1998                  1997
                                                                            ----------            ----------
INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans..................................................................     $1,229,418            $1,118,788
Federal funds sold.....................................................         40,275               118,833
Investment securities..................................................        296,269               296,324
                                                                            ----------            ----------
      Total interest income..........................................        1,565,962             1,533,945
                                                                            ----------            ----------
INTEREST EXPENSE:
Deposits:
        NOW accounts...................................................         35,267                32,851
        Money market accounts..........................................         64,314                59,754
        Savings deposits...............................................         25,529                19,486
        Time deposits under $100,000...................................        354,549               419,150
        Time deposits $100,000 and over................................         80,382                82,453
Other..................................................................          9,304                13,424
                                                                            ----------            ----------
       Total interest expense.........................................         569,345               627,118
                                                                            ----------            ----------
NET INTEREST INCOME....................................................        996,617               906,827
PROVISION FOR LOAN LOSSES..............................................             --                    --
                                                                            ----------            ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            996,617               906,827
                                                                            ----------            ----------
NON-INTEREST INCOME:
Service charge income..................................................        127,322               124,198
Other..................................................................         22,167                18,973
                                                                            ----------            ----------
        Total non-interest income......................................        149,489               143,171
                                                                            ----------            ----------
NON-INTEREST EXPENSES:
Personnel expense......................................................        429,384               358,766
Occupancy expense........... ..........................................        160,907               154,347
Advertising............................................................          8,115                25,568
Loan collection expenses...............................................          4,990                23,605
Supplies...............................................................         17,452                24,580
Legal expenses.........................................................          8,790                14,254
Other..................................................................        201,530               128,792
                                                                            ----------            ----------
        Total non-interest expenses....................................        831,168               729,912
                                                                            ----------            ----------
INCOME BEFORE INCOME TAXES.............................................        314,938               320,086
BENEFIT FOR INCOME TAXES...............................................         60,000                30,000
                                                                            ----------            ----------
NET INCOME.............................................................        374,938               350,086

Net unrealized securities gains (losses)...............................         51,141                27,458
                                                                            ----------            ----------
COMPREHENSIVE INCOME...................................................     $  426,079            $  377,544
                                                                            ==========            ==========
NET INCOME PER SHARE:
        Basic..........................................................     $      .31            $      .31
                                                                            ==========            ==========
        Diluted........................................................     $      .31            $      .30
                                                                            ==========            ==========

Weighted average number of common shares...............................      1,217,505             1,210,975
                                                                            ==========            ==========



     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                               1998                 1997
                                                                            -----------         ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Interest received......................................................     $ 4,809,777         $  4,253,265
Non-interest income....................................................         451,685              427,473
Interest paid..........................................................      (1,865,306)          (1,708,380)
Personnel expenses.....................................................      (1,158,490)          (1,009,885)
Other operating expenditures...........................................      (1,273,760)            (864,057)
                                                                            -----------         ------------
Net cash provided by (used in) operating activities....................         963,906            1,098,416
                                                                            -----------         ------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
        Purchases......................................................      (5,936,687)          (5,964,058)
        Maturities.....................................................       9,609,681            2,000,000
Investments held-to-maturity:
        Purchases......................................................      (2,003,700)          (3,987,090)
        Maturities.....................................................       4,567,794              996,992
Proceeds from the sales of other real estate owned.....................         107,303               83,300
Increase in loans......................................................      (4,812,276)                  --
Increase in premises and equipment.....................................      (1,376,070)            (266,679)
                                                                            -----------         ------------
Net cash provided by (used in) investing activities....................         156,045          (10,988,801)
                                                                            -----------         ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
        Demand deposits................................................         941,789            1,604,279
        NOW accounts...................................................         308,484            1,575,641
        Money market accounts..........................................       3,750,936           (2,401,358)
        Savings deposits...............................................       1,080,055              646,396
        Time deposits..................................................      (5,472,241)           6,953,776
Securities sold under agreements to repurchase.........................         746,184              992,612
Proceeds from issuance of common stock.................................         273,937                   --
                                                                            -----------         ------------
Net cash provided by financing activities..............................       1,629,144           10,965,504
                                                                            -----------         ------------
NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS...............................................       2,749,095            1,075,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................       6,999,112            9,842,206
                                                                            -----------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................     $ 9,748,207         $ 10,917,325
                                                                            ===========         ============


     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

   Reconciliation of net income to net cash provided by operating activities


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                               1998                 1997
                                                                            ----------           ----------
Net income.............................................................     $1,120,338           $1,028,180

Adjustments:
        Depreciation and amortization..................................        102,260              111,145
        Benefit for income taxes.......................................       (180,000)             (90,000)
        Writedowns of other real estate owned..........................         60,711                   --
        Decrease (Increase) in:
               Accrued interest receivable.............................        131,031              (49,606)
               Other assets............................................         41,266               (6,594)
        Increase (Decrease) in:
               Accrued interest payable................................       (103,556)              29,086
               Other liabilities.......................................       (208,144)              76,205
                                                                            ----------           ----------


Net cash provided by operating activities..............................     $  963,906           $1,098,416
                                                                            ==========           ==========
Supplemental schedule of non-cash activities:
        Loans transferred to other real estate owned...................     $       --           $  106,586

        Net unrealized securities gains (losses).......................         51,141              (23,499)

     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of South Florida Bank Holding Corporation (the "Holding Corporation"), South Florida Bank (the "Bank"), New Town Properties, Inc., and Valu Prop, Inc. (collectively, the "Company") after elimination of all material intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations for the nine and three months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

      For the nine and three months ended September 30, 1998 and 1997, the reconciliations of the denominators of the basic and diluted per-share computations were as follows:

                                                                   1998                          1997
                                                         ------------------------      ------------------------
                                                           Nine           Three          Nine           Three
                                                         ---------      ---------      ---------      ---------
Common shares  .......................................   1,217,505      1,217,505      1,210,975      1,210,975
Stock options  .......................................       2,676          2,523         18,356         20,932
                                                        ----------      ---------      ---------      ---------
Diluted shares .......................................   1,220,181      1,220,028      1,229,331      1,231,907
                                                         =========      =========      =========      =========

NOTE B - INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

      At September 30, 1998 and December 31, 1997, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                                          GROSS          GROSS          CARRYING
                                                          AMORTIZED     UNREALIZED     UNREALIZED         VALUE
INVESTMENTS AVAILABLE-FOR-SALE:                             COST          GAINS          LOSSES       (FAIR VALUE)
                                                         -----------    ----------     ----------     ------------
1998
----
U.S. Agency obligations due:
        In one year or less............................  $ 1,000,000      $    --        $    --      $ 1,000,000
        After one year through five years..............   11,909,505       84,812             --       11,994,317
                                                         -----------      -------        -------      -----------
        Total investments available-for-sale...........  $12,909,505      $84,812        $    --      $12,994,317
                                                         ===========      =======        =======      ===========

1997
----
U.S. Agency obligations due:
        In one year or less............................  $ 2,502,245     $    70        $ (5,440)     $ 2,496,875
        After one year through five years..............   14,081,733      15,756          (9,864)      14,087,625
                                                         -----------     -------        --------      -----------
        Total investments available-for-sale...........  $16,583,978     $15,826        $(15,304)     $16,584,500
                                                         ===========     =======        ========      ===========

                                                          CARRYING
                                                            VALUE         GROSS          GROSS         ESTIMATED
                                                          AMORTIZED     UNREALIZED     UNREALIZED        MARKET
INVESTMENTS HELD-TO-MATURITY:                               COST          GAINS          LOSSES          VALUE
                                                         -----------    ----------     ----------      ---------
1998
----
U.S. Agency obligations due:
        In one year or less............................  $  367,847       $ 3,678        $    --      $  371,525
        After one year through five years..............   4,009,508        50,957             --       4,060,465
Collateralized mortgage obligations
        due after ten years...........................    1,026,893        14,452         (2,130)      1,039,215
                                                         ----------       -------        -------      ----------
Total investments held-to-maturity.....................  $5,404,248       $69,087        $(2,130)     $5,471,205
                                                         ==========       =======        =======      ==========

1997
----
U.S. Agency obligations due:
        In one year or less............................  $1,000,000       $    --        $    --      $1,000,000
        After one year through five years..............   5,125,282        12,536            (10)      5,137,808
Collateralized mortgage obligations
        due after ten years............................   1,841,986         4,016         (3,485)      1,842,517
                                                         ----------       -------        -------      ----------
Total investments held-to-maturity.....................  $7,967,268       $16,552        $(3,495)     $7,980,325
                                                         ==========       =======        =======      ==========


      Expected maturities for the collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

      South Florida Bank Holding Corporation's (the "Holding Corporation") total shareholders' equity was $9.1 million and $7.6 million as of September 30, 1998 and December 31, 1997, respectively. This increase was the result of 1998's net income of $1,120,000, the $52,000 increase in the net unrealized securities gains (losses) to September 30, 1998 from December 31, 1997 and $273,000 in proceeds from the issuance of common stock pursuant to the exercise of stock options by certain executive officers. South Florida Bank's (the "Bank") total shareholder's equity was $8.4 million and $7.2 million as of September 30, 1998 and December 31, 1997, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $1,134,000 and the $52,000 increase in the net unrealized securities gains (losses) to September 30, 1998 from December 31, 1997.

      The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended as of the respective periods) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                   TOTAL                   TIER 1
                                                 RISK-BASED              RISK-BASED            LEVERAGE
                                                CAPITAL RATIO           CAPITAL RATIO            RATIO
                                                -------------           -------------          --------
Well capitalized per FDIC
     (minimum ratios)....................           10.00%                  6.00%                5.00%
Bank:  December 31, 1997.................           15.46                  14.20                 8.55
       September 30, 1998................           16.35                  15.10                 9.79

PENDING ACQUISITION

      On October 22,1998, the Holding Corporation announced that it entered into an Agreement with Fifth Third Bancorp pursuant to which Fifth Third Bancorp would acquire the Holding Corporation and the Bank. In the transaction, holders of Holding Corporation common stock would receive .348 shares of Fifth Third Bancorp common stock in exchange therefor. Consummation of the transaction is subject to a number of conditions, including the receipt of regulatory approval and approval of the agreement by the Holding Corporation shareholders.

FINANCIAL CONDITION

      Consolidated total assets of the Holding Corporation, its subsidiary the Bank, and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $85.3 million as of September 30, 1998, from $82.9 million as of December 31, 1997, an increase of $2.4 million or 2.89%. The Bank's advertising campaign, coupled with an officer calling program, resulted in an increase in total assets and deposits. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $77.8 million as of September 30, 1998 from $75.4 million as of December 31, 1997, an increase of $2.4 million or 3.18%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, increased to $8.4 million as of September 30, 1998 from $7.5 million as of December 31, 1997, an increase of $865,000 or 11.53%.

      Net loans increased to $53.5 million as of September 30, 1998 from $48.8 million as of December 31, 1997, an increase of $4.7 million or 9.81%. Mortgage loans, which increased $3.6 million, were the primary components of outstanding loans. During the nine months ended September 30, 1998 and 1997, the Bank originated $15.2 million and $11.5 million of loans and had loan repayments of $10.4 million and $7.5 million, respectively. Management's strategy is to lend to small-to-medium sized businesses.

      The investment portfolio decreased to $24.2 million as of September 30, 1998 from $26.6 million as of December 31, 1997, a decrease of $1.6 million or 5.87%. The proceeds from the decrease in investments and the increase in deposits were primarily used to fund the increase in loans.

      Cash and due from banks decreased to $3.9 million as of September 30, 1998 from $5.0 million as of December 31, 1997, or a decrease of $1,096,000 or 21.91%. This decrease resulted primarily from the decrease in funds on deposit with other banks.

      Premises and equipment increased to $1.9 million as of September 30, 1998 from $590,000 as of December 31, 1997, an increase of $1.3 million or 216.01%. This increase resulted primarily from the excess of the cost of purchasing the main office in February, 1998 and the land on which the Bank intends to build a branch office, over depreciation expense of $102,000 during the nine months ended September 30, 1998.

      Deposits increased to $73.7 million as of September 30, 1998 from $73.1 million as of December 31, 1997, an increase of $609,000 or .83%. Core deposits increased to $68.3 million as of September 30, 1998 from $66.9 million as of December 31, 1997, an increase of $1.4 million or 2.09%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign and the officer calling program. As of September 30, 1998 and December 31, 1997, the ratio of net loans to deposits was 72.62% and 66.79%, respectively.


For the nine months ended September 30, 1998 and 1997, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                              AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                              1998                                   1997
                                             -----------------------------------   -----------------------------------
                                               Average                    Yield/     Average                    Yield/
                                               Balance       Interest      Rate      Balance       Interest      Rate
                                             -----------    ----------    ------   -----------    ----------    ------
ASSETS:
-------
Loans:
     Commercial............................. $ 9,040,513    $  653,303    9.66%    $ 8,221,553    $  645,477    10.50%
     Mortgage (a)...........................  35,127,749     2,278,085    8.67      31,371,114     2,103,325     8.96

     Installment............................   5,691,745       374,327    8.79       3,905,886       250,785     8.58
     Other..................................   3,063,015       224,826    9.81       2,921,318       214,365     9.81
                                             -----------    ----------    ----     -----------     ---------    -----
Total loans, net of unearned income (b).....  52,923,022     3,530,541    8.92      46,419,871     3,213,952     9.26
Investment securities - all taxable.........  21,698,419       988,054    6.07      18,476,791       809,882     5.84
Federal funds sold..........................   3,860,273       159,708    5.53       6,867,941       279,037     5.43
                                             -----------    ----------    ----      ----------    ----------    -----
Total earning assets (c)....................  78,481,714    $4,678,303    7.97%     71,764,603    $4,302,871     8.02%
                                             ===========    ==========    ====     ===========    ==========    =====
Cash and due from banks.....................   3,309,862                             3,703,351
Other assets................................   3,074,780                             2,053,673
Allowance for loan losses...................    (906,917)                             (918,392)
                                             -----------                           -----------
Total assets................................ $83,959,439                           $76,603,235
                                             ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
     NOW accounts........................... $11,576,041    $  112,060    1.29%      9,699,675    $   97,325     1.34%
     Money market...........................   9,695,640       188,927    2.61       9,050,382       174,697     2.58
     Savings................................   4,466,137        72,909    2.18       3,171,479        52,775     2.22
     Time deposits under $100,000...........  26,668,270     1,126,239    5.65      27,371,901     1,170,331     5.72
     Time deposits $100,000 and over........   5,952,993       242,501    5.45       5,296,073       222,431     5.62
                                             -----------    ----------    ----     -----------    ----------     ----
Total interest-bearing deposits.............  58,359,081     1,742,636    3.99      54,589,510     1,717,559     4.21
Sweep accounts..............................   1,610,777        30,565    2.54       1,233,959        29,553     3.20
                                             -----------    ----------    ----     -----------    ----------     ----
Total interest-bearing liabilities..........  59,969,858    $1,773,201    3.95%     55,823,469    $1,747,112     24.18%
                                             ===========    ==========    ====     ===========    ==========     =====
Demand deposits.............................  15,798,303                            13,792,957
Other liabilities...........................     457,380                               507,976
Shareholders' equity........................   7,733,898                             6,478,833
                                             -----------                           -----------
Total....................................... $83,959,439                           $76,603,235
                                             ===========                           ===========

SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread........................                              4.02%                                   3.84%
                                                                          ====                                   =====
Excess of total earning assets over
     total interest-bearing liabilities..... $18,589,120                           $15,669,505
                                             ===========                           ===========
Net yield on interest-earning assets........                $1,913,578    4.89%                   $1,653,914      4.79%
                                                            ==========    ====                    ==========     =====


      (a) Interest income on mortgage loans include loan fees recognizes as income of $10,000 and $13,000 during the three months ended September 30, 1998 and 1997, respectively.
      (b) Non-accrual loans were included in loans, net of unearned income.
      (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax exempt income.

For the three months ended September 30, 1998 and 1997, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                              AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                              1998                                   1997
                                             -----------------------------------   -----------------------------------
                                               Average                    Yield/     Average                    Yield/
                                               Balance       Interest      Rate      Balance       Interest      Rate
                                             -----------    ----------    ------   -----------    ----------    ------
ASSETS:
-------
Loans:
     Commercial............................. $ 8,791,400     $  212,008    9.57%   $ 8,350,592     $  216,594    10.29%
     Mortgage (a)...........................  36,052,362        774,222    8.52     31,817,917        733,734     9.15
     Installment............................   6,521,772        140,669    8.56      4,209,549         95,761     9.03
     Other..................................   3,057,354        102,519   13.30      2,947,791         72,699     9.78
                                             -----------     ----------   -----    -----------     ----------    -----
Total loans, net of unearned income (b).....  54,422,888      1,229,418    8.96     47,325,849      1,118,788     9.38
Investment securities-all taxable...........  20,175,551        296,269    5.87     20,216,393        296,324     5.86
Federal funds sold..........................   2,873,639         40,275    5.56      8,505,805        118,833     5.54
                                             -----------     ----------    ----    -----------     ----------    -----

Total earning assets (c).................... $77,472,078     $1,565,962    8.02%   $76,048,047     $1,533,945     8.00%
                                             ===========     ==========    ====    ===========     ==========    =====

Cash and due from banks.....................   2,878,602                             3,834,144
Other assets................................   3,436,641                             2,189,186
Allowance for loan losses...................    (886,214)                             (912,930)
                                             -----------                           -----------

Total assets................................ $82,901,107                           $81,158,447
                                             ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
     NOW accounts........................... $12,507,125       $ 35,267    1.12%   $ 9,698,549     $   32,851     1.34%
     Money market...........................   8,926,012         69,367    3.08      9,820,842         64,736     2.62
     Savings................................   4,766,644         25,529    2.12      3,479,631         19,486     2.22
     Time deposits under $100,000...........  25,082,384        354,549    5.61     29,102,632        419,150     5.71
     Time deposits $100,000 and over........   5,828,668         80,382    5.47      5,807,309         82,453     5.64
                                             -----------       --------    ----    -----------     ----------    -----
Total interest-bearing deposits.............  57,110,833        565,094    3.93     57,908,963        618,676     4.24
Sweep accounts..............................   2,003,917          9,304    1.84      1,654,691         13,424     3.22
                                             -----------       --------    ----    -----------     ----------    -----
Total interest-bearing liabilities..........  59,114,750       $574,398    3.85%    59,563,654     $  632,100     4.21%
                                             ===========       ========    ====    ===========     ==========    =====

Demand deposits.............................  15,329,149                            14,204,347
Other liabilities...........................     351,715                               559,333
Shareholders' equity........................   8,105,494                             6,831,113
                                             -----------                           -----------

Total....................................... $82,901,109                           $81,158,447
                                             ===========                           ===========



SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread........................                               4.17%                                  3.79%
                                                                           ====                                  =====
Excess of total earning assets over
     total interest-bearing liabilities..... $18,357,328                           $16,484,393
                                             ===========                           ===========

Net yield on interest-earning assets........                 $991,564      5.08%                   $  901,845     4.70%
                                                             ========      ====                    ==========    =====


      (a) Interest income on mortgage loans included loan fees recognizes as income of $3,000 and $5,000 during the three months ended September 30, 1998 and 1997, respectively.
      (b) Non-accrual loans were included in loans, net of unearned income.
      (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax exempt income.

LOAN PORTFOLIO

      The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of September 30, 1998 and December 31, 1997, the composition of the Bank's loan portfolio was as follows:

                                                      1998                     1997
                                             ----------------------    ----------------------
                                                             % OF                      % OF
                                                             TOTAL                     TOTAL
                                                AMOUNT       LOANS        AMOUNT       LOANS
                                             -----------     ------    -----------     ------
Commercial.................................. $ 8,601,865     15.81%    $ 9,289,611     18.69%
Mortgage: (a)
     Construction...........................     953,286      1.75         961,264      1.93
     Non-construction.......................  35,345,110     64.98      31,508,547     63.39
Installment (b).............................   6,479,232     11.91       4,781,456      9.62
Other loans (c).............................   3,017,993      5.55       3,165,509      6.37
                                             -----------               ----------
Total loans, net of unearned income.........  54,397,486    100.00%     49,706,387    100.00%
                                                            ======                    ======
Allowance for loan losses...................    (868,160)     1.60%       (882,034)     1.77%
                                             -----------    ======     -----------    ======
Loans, net.................................. $53,529,326               $48,824,353
                                             ===========               ===========

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

ALLOWANCE FOR LOAN LOSSES

      As of September 30, 1998, the allowance for loan losses was $868,000 or 1.60% of total loans, net of unearned income, as compared to $882,000 or 1.77% as of December 31, 1997. For the nine months ended September 30, 1998 and 1997, the Bank's loan loss experience and its provision for loan losses were as follows:


                                                                                1998                1997
                                                                            -----------         -----------
Average loans outstanding .........................                         $52,923,022         $46,419,871
                                                                            ===========         ===========
Net loans at end of period ........................                         $53,529,326         $46,922,961
                                                                            ===========         ===========
Allowance for loan losses at beginning of period...                            $882,034         $   904,562
Loans charged-off:
        Commercial.................................                               1,244              11,386
        Mortgage...................................                              78,220              25,999
        Installment................................                                 763              12,506
        Other loans................................                              18,291               5,979
                                                                            -----------         -----------
Total loans charged-off ...........................                              98,518              55,870
                                                                            -----------         -----------
Recoveries of loans previously charged-off:
        Commercial ................................                              46,396              24,799
        Mortgage ..................................                              23,623              19,595
        Installment................................                               4,712                 674
        Other loans................................                               9,915                 703
                                                                            -----------         -----------
Total recoveries...................................                              84,646              45,771
                                                                            -----------         -----------
Net loan charged-offs (recoveries).................                              13,872              10,099
Provision charged to expense.......................                                  --                  --
                                                                            -----------         -----------
Allowance for loan losses at end of period.........                         $   868,161         $   894,463
                                                                            ===========         ===========
Ratio of net charge-offs during period
        to average net loans outstanding...........                                 .02%                .03%
Allowance for loan losses as a percentage of loans,
        net of unearned income at end of period....                                1.60%               1.87%


      During 1998, sixteen loans were charged-off, none of which exceeded $31,000, and there were thirty-four loans with recoveries, none of which exceeded $23,000.

      Non-performing assets decreased to $709,000 as of September 30, 1998, as compared to $858,000 as of December 31, 1997, or a decrease of $149,000 or 17.37%. The decrease during 1998 resulted from a decrease in non-accruing loans of $88,000 and writedowns of other real estate owned of $61,000. The ratio of non-performing loans as a percent of total loans, net of unearned income, was
 .48% and .69% as of September 30, 1998 and December 31, 1997, respectively. The allowance for loan losses as a percentage of non-performing loans was 339.74% and 256.59% as of September 30, 1998 and December 31, 1997, respectively. As of September 30, 1998 and December 31, 1997, the Bank's non-performing loans and repossessed assets were as follows:

                                                      1998                     1997
                                               --------------------    ----------------------
                                                             % OF                      % OF
                                                             TOTAL                     TOTAL
                                                AMOUNT       LOANS        AMOUNT       LOANS
                                               ---------     -----       --------      -----
Non-accruing loans:
     Under 90 days delinquent ..............   $135,529       .25%       $154,278       .31%
     90 or more days delinquent.............    120,005       .23         189,470       .38
                                               --------       ---        --------       ---
Total non-accruing loans.....................  $255,534       .48%       $343,748       .69%
                                               ========       ===        ========       ===
Total real estate owned....................... $453,500                  $514,211
                                               --------                  --------

Total non-performing assets.................    709,034                   857,959
                                               ========                  ========

Loans delinquent and accruing:
     30 to 59 days..........................   $  4,060      .008%       $ 12,648       .03%
     60 to 89 days..........................     32,870      .060          20,638       .04
                                               ========      ====        ========      ====
          Total                                $ 36,930      .068%       $ 33,286       .07%
                                               ========      ====        ========      ====
Total delinquencies 30 days and over......     $292,464      .548%       $377,034       .76%
                                               ========      ====        ========      ====


      As of September 30, 1998 and December 31, 1997, the Bank did not have any troubled debt restructurings and no loans were over 90 days delinquent and still accruing interest. Non-accruing loans totaled $256,000 as of September 30, 1998 as compared to $344,000 as of December 31, 1997, a decrease of $88,000 or 25.581%. The largest non-accruing loan as of September 30, 1998 was an $85,000 first mortgage loan secured with commercial real estate. As of September 30, 1998, this loan was 72 days past due.

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

LIQUIDITY

      During the nine months ended September 30, 1998 and 1997, investing activities provided $156,000 and used $4.7 million, respectively, of cash. During the nine months ended September 30, 1998 and 1997, financing activities provided $1.6 million and $11 million, respectively, of cash. These activities primarily resulted from the Bank focusing its efforts on growth through an advertisement campaign and an officer calling campaign.

RESULTS OF OPERATIONS

SUMMARY

      The Company's net income was $1,120,000 and $375,000 for the nine and three months ended September 30, 1998, or $.92 and $.31 per basic share, respectively, as compared to $1,028,000 and $350,000 for the nine and three months ended September 30, 1997, or $.84 and $.29 per basic share, respectively. For the nine and three months ended September 30, 1998 and 1997, the Company's performance ratios (annualized) were as follows:

                                                                   1998                          1997
                                                           --------------------        ----------------------
                                                            NINE         THREE           NINE           THREE
                                                           -------       -----          ------          -----
Return on average assets                                    1.80%         2.22%          1.79%           1.73%
Return on average equity                                   19.55         21.62          21.16           20.50
Average equity to average assets                            9.21          9.78           8.46            8.42


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

      The increase (decrease) during the nine months ended September 30, 1998 from the nine months ended September 30, 1997 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                            VOLUME/
ASSETS:                                       VOLUME           RATE          RATE           TOTAL
-------                                      ---------      ----------     ---------      ---------
Loans:
        Commercial.......................... $  64,473      $ (51,496)     $ (5,151)      $   7,826
        Mortgage............................   252,561        (69,052)       (8,749)        174,760
        Installment.........................   114,980          6,109         2,453         123,542
        Other...............................    10,426             61           (26)         10,461
                                             ---------      ---------      --------       ---------
               Total loans..................   442,440       (114,378)      (11,473)        316,589
Investment securities.......................   141,212         31,507         5,493         178,212
Federal funds sold..........................  (122,534)         5,119        (1,914)       (119,329)
                                             ---------      ---------      --------       ---------
Total interest income.......................   461,118        (77,752)       (7,894)        375,472
                                             ---------      ---------      --------       ---------

LIABILITIES:
------------
Interest-bearing deposits:
        NOW accounts........................    18,879         (3,438)         (706)         14,735
        Money market accounts...............    12,489          1,661            80          14,230
        Savings deposits....................    21,603         (1,004)         (465)         20,134
        Time deposits:
               Under $100,000...............   (30,168)       (14,416)          492         (44,092)
               $100,000 and over............    27,666         (6,709)         (887)         20,070
                                             ---------      ---------      --------       ---------
        Total interest-bearing deposits.....    50,469        (23,906)       (1,486)         25,077
Securities sold under agreements
        to repurchase.......................     9,049         (6,155)       (1,882)          1,012
                                             ---------      ---------      --------       ---------
Total interest expense......................    59,518        (30,061)       (3,368)         26,089
                                             ---------      ---------      --------       ---------

Net interest income......................... $ 401,600      $ (47,691)     $ (4,526)      $ 349,383
                                             =========      =========      ========       =========

      The Bank's net interest income increased to $2.9 million during the nine months ended September 30, 1998 from $2.6 million during the nine months ended September 30, 1997, an increase of $350,000 or 13.67%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 13.77% volume increase in 1998 from 1997 in loan interest income was primarily attributable to the 12.29% increase in average loans. The 1.72% volume increase in 1998 from 1997 in investment interest income was primarily attributable to the .84% increase in average investments. The 3.41% volume increase in 1998 from 1997 in interest expense was primarily attributable to the 6.91% increase in average interest-bearing liabilities. The yield on the loan portfolio decreased 34 basis points, while the yield on the investment portfolio increased 24 basis points. The interest rates paid on interest-bearing liabilities decreased 21 basis points. The result was an increase in the net interest margin to 4.95% during 1998 from 4.76% during 1997.

      The increase (decrease) during the three months ended September 30, 1998 from the three months ended September 30, 1997 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

ASSETS:                                       VOLUME          RATE           RATE          TOTAL
-------                                      ---------      ----------     --------      ---------
Loans:
        Commercial ......................... $ 11,340      $(15,092)       $  (834)      $ (4,586)
        Mortgage............................   96,852       (50,035)        (6,329)        40,488

        Installment ........................   52,171        (4,924)        (2,339)        44,908
        Other ..............................    2,680        25,933          1,207         29,820
                                             --------      --------        -------       --------
               Total loans .................  163,043       (44,118)        (8,295)       110,630
Investment securities ......................     (599)          545             (1)           (55)
Federal funds sold .........................  (78,044)          376           (890)       (78,558)
                                             --------      --------        -------       --------
Total interest income ......................   84,400       (43,197)        (9,186)        32,017
                                             --------      --------        -------       --------

LIABILITIES:
------------
Interest-bearing deposits:
        NOW accounts .......................    9,436        (5,459)        (1,561)         2,416
        Money market accounts ..............   (5,850)       11,491         (1,010)         4,631
        Savings deposits ...................    7,149          (843)          (263)         6,043
        Time deposits:
               Under $100,000 ..............  (57,430)       (7,710)           539        (64,601)
               $100,000 and over............      301        (2,346)           (26)        (2,071)
                                             --------      --------        -------       --------
        Total interest-bearing deposits ....  (46,394)       (4,867)        (2,321)       (53,582)
Securities sold under agreements
        to repurchase.......................    2,810        (5,695)        (1,235)        (4,120)
                                             --------      --------        -------       --------
Total interest expense......................  (43,584)      (10,562)        (3,556)       (57,702)
                                             --------      --------        -------       --------
Net interest income......................... $127,984      $(32,635)       $(5,630)      $ 89,719
                                             =========     ========        =======       ========


      The Bank's net interest income increased to $992,000 during the three months ended September 30, 1998 from $902,000 during the three months ended September 30, 1997, an increase of $90,000 or 9.95%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 13.34% volume increase in 1998 from 1997 in loan interest income was primarily attributable to the 11.87% increase in average loans and the 8.53% volume decrease in 1998 from 1997 in investment interest income was primarily attributable to the 9.92% decrease in average investments. The 1.99% volume decrease in 1998 from 1997 in interest expense was primarily attributable to a shift in the deposit mix from time deposits to savings and now accounts. The yield on the loan portfolio decreased 40 basis points and the yield on the investment portfolio decreased 65 basis points. The interest rates paid on interest-bearing liabilities increased 51 basis points. The result was an increase in the net interest margin to 4.93% during 1998 from 4.76% during 1997.

PROVISION FOR LOAN LOSSES

      The Bank made no provisions for loan losses during the nine months ended September 30, 1998 and 1997. Net loan charge-offs during the nine months ended September 30, 1998 and 1997 were $14,000 and $10,000, respectively. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of September 30, 1998 and December 31, 1997, the allowance for loan losses as a percentage of loans net of unearned income was 1.60% and 1.77%, respectively, and as a percentage of non-accrual loans was 339.74% and 256.59%, respectively.

NON-INTEREST INCOME

      Deposit service charge income increased $27,000 or 7.54% to $388,000 (or 1.05% of average deposits) during the nine months ended September 30, 1998, from $361,000 (or .70% of average deposits) during the nine months ended September 30, 1997, and increased $3,000 or 2.52% to $127,000 (or .35% of average deposits) during the nine months ended September 30, 1998, from $124,000 (or .69% of average deposits) during the three months ended September 30, 1997. These increases primarily resulted from the increase in the volume of overdraft charges.

NON-INTEREST EXPENSE

      Personnel expenses increased to $1,158,000 and $429,000 during the nine and three months ended September 30, 1998, respectively, from $1,010,000 and $359,000 during the nine and three months ended September 30, 1997, or respective increases of $148,000 or 14.72% and $70,000 or 19.82%. These increases primarily resulted from salaries paid to the employees at the Bank's Iona branch which opened in July, 1997, as well as compensation increases for existing employees. The monthly average of full-time equivalent employees during the nine and three months ended September 30, 1998 was 39.9 and 42.8 as compared to 36.2 and 36.75 employees during the nine and three months ended September 30, 1997, respectively. As of September 30, 1998 and December 31, 1997, the Bank employed 40 and 33 full-time and four and three part-time employees, respectively.

      Occupancy expense increased to $460,000 and $161,000 during the nine and three months ended September 30, 1998, respectively, from $397,000 and $154,000 for the nine and three months ended September 30, 1997, or respective increases of $63,000 or 15.99% and $7,000 or 4.25%. These increases primarily resulted from additional costs of the new branch and computers.

      Advertising expense decreased to $67,000 and $8,000 during the nine and three months ended September 30, 1998, respectively, from $73,000 and $25,000 during the nine and three months ended September 30, 1997, or respective decreases of $6,000 or 8.89% and $17,000 or 68.26%. These decreases primarily resulted from an overall decrease in the cost of the advertising campaign.

      Other operating expenses increased to $594,000 and $202,000 during the nine and three months ended September 30, 1998, respectively, from $390,000 and $129,000 during the nine and three months ended September 30, 1997, or respective increases of $204,000 or 52.32% and $73,000 or 56.48%. These increases primarily resulted from the increased costs associated with the increase in the size of the Bank, as well as the additional banking office.

INCOME TAXES

      During the nine and three months ended September 30, 1998, the Company had a benefit for income taxes of $180,000 and $60,000, respectively, compared to $90,000 and $30,000 during the nine and three months ended September 30, 1997, respectively. These income tax benefits resulted from recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

  27 -- Financial Data Schedule (for SEC use only).

Reports on Form 8-K

During the three months ended September 30, 1998, the Company filed no reports on Form 8-K.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     --------------------------------------




Date:  November 10, 1998             By:  /s/ William P. Valenti
       -----------------                ---------------------------------------
                                              William P. Valenti,
                                              President and Chief Executive
                                              Officer (Principal financial
                                              officer)




Date:  November 10, 1998             By:  /s/ Jim Booth
       -----------------                ---------------------------------------
                                              Jim Booth,
                                              Vice President and Controller
                                              (Principal accounting officer)