Form 10QSB/A
period 1998-09-30
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1999-02-02
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                 FORM 10-QSB/A


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

                                     INDEX

                                                                                                         PAGE
                                                                                                          NO.
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         a) Unaudited Consolidated Statements of Financial
                         Condition - September 30, 1998 and December 31, 1997........................      3

         b) Unaudited Consolidated Statements of Income and Comprehensive Income -
                         Nine Months Ended September 30, 1998 and 1997...............................      4

         b) Unaudited Consolidated Statements of Income and Comprehensive Income -
                         Three Months Ended September 30, 1998 and 1997..............................      5

         c) Unaudited Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 1998 and 1997...............................      6

         d) Notes to Unaudited Consolidated Financial Statements......................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................................     9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................    20

SIGNATURES............................................................................................    21

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1998                 1997
                                                                           -------------        ------------
ASSETS
Cash and due from banks................................................     $ 3,905,370         $ 5,001,112
Federal funds sold.....................................................       5,842,837           1,998,000
Investments available-for-sale.........................................      12,994,317          16,584,500
Investments held-to-maturity (market value of
        $5,471,205 and $7,980,325).....................................       5,404,250           7,967,268
Loans, net of allowance for loan losses of
        $868,160 and $882,034..........................................      53,529,326          48,824,353
Accrued interest receivable............................................         469,505             600,536
Premises and equipment, net............................................       1,864,094             589,881
Other real estate owned................................................         453,500             514,211
Other assets...........................................................         886,200             779,497
                                                                            -----------         -----------

        Total assets...................................................     $85,349,399         $82,859,358
                                                                            ===========         ===========

LIABILITIES
Deposits:
        Demand deposits................................................     $15,892,898         $14,238,948
        NOW accounts...................................................      11,434,062          11,125,578
        Money market accounts..........................................      11,660,627           8,621,852
        Savings deposits...............................................       4,715,674           3,635,619
        Time deposits under $100,000...................................      24,594,831          29,279,400
        Time deposits $100,000 and over................................       5,410,219           6,197,891
                                                                            -----------         -----------
               Total deposits..........................................      73,708,311          73,099,288
Securities sold under agreements to repurchase.........................       2,072,657           1,326,473
Accrued interest payable...............................................         353,851             457,407
Other liabilities......................................................         145,560             353,704
                                                                            -----------         -----------

        Total liabilities..............................................     $76,280,379         $75,236,872
                                                                            -----------         -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares
        authorized, 1,265,350 and 1,210,975 shares
         outstanding...................................................          12,654              12,110
Additional paid-in capital.............................................      10,639,771          10,366,378
Net unrealized securities gains........................................          52,583                 324
Retained deficit.......................................................      (1,635,988)         (2,756,326)
                                                                            -----------         -----------

        Total shareholders' equity.....................................       9,069,020           7,622,486
                                                                            -----------         -----------

        Total liabilities and shareholders' equity.....................     $85,349,399         $82,859,358
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


For the nine months ended September 30, 1998 and 1997, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                              AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                              1998                                   1997
                                             -----------------------------------   -----------------------------------
                                               Average                    Yield/     Average                    Yield/
                                               Balance       Interest      Rate      Balance       Interest      Rate
                                             -----------    ----------    ------   -----------    ----------    ------
ASSETS:
-------
Loans:
     Commercial............................. $ 9,040,513    $  653,303    9.66%    $ 8,221,553    $  645,477    10.50%
     Mortgage (a)...........................  35,127,749     2,278,085    8.67      31,371,114     2,103,325     8.96

     Installment............................   5,691,745       374,327    8.79       3,905,886       250,785     8.58
     Other..................................   3,063,015       224,826    9.81       2,921,318       214,365     9.81
                                             -----------    ----------    ----     -----------     ---------    -----
Total loans, net of unearned income (b).....  52,923,022     3,530,541    8.92      46,419,871     3,213,952     9.26
Investment securities - all taxable.........  21,698,419       988,054    6.07      18,476,791       809,882     5.84
Federal funds sold..........................   3,860,273       159,708    5.53       6,867,941       279,037     5.43
                                             -----------    ----------    ----      ----------    ----------    -----
Total earning assets (c)....................  78,481,714    $4,678,303    7.97%     71,764,603    $4,302,871     8.02%
                                             ===========    ==========    ====     ===========    ==========    =====
Cash and due from banks.....................   3,309,862                             3,703,351
Other assets................................   3,074,780                             2,053,673
Allowance for loan losses...................    (906,917)                             (918,392)
                                             -----------                           -----------
Total assets................................ $83,959,439                           $76,603,235
                                             ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
     NOW accounts........................... $11,576,041    $  112,060    1.29%      9,699,675    $   97,325     1.34%
     Money market...........................   9,695,640       188,927    2.61       9,050,382       174,697     2.58
     Savings................................   4,466,137        72,909    2.18       3,171,479        52,775     2.22
     Time deposits under $100,000...........  26,668,270     1,126,239    5.65      27,371,901     1,170,331     5.72
     Time deposits $100,000 and over........   5,952,993       242,501    5.45       5,296,073       222,431     5.62
                                             -----------    ----------    ----     -----------    ----------    -----
Total interest-bearing deposits.............  58,359,081     1,742,636    3.99      54,589,510     1,717,559     4.21
Sweep accounts..............................   1,610,777        30,565    2.54       1,233,959        29,553     3.20
                                             -----------    ----------    ----     -----------    ----------    -----
Total interest-bearing liabilities..........  59,969,858    $1,773,201    3.95%     55,823,469    $1,747,112    24.18%
                                             ===========    ==========    ====     ===========    ==========    =====
Demand deposits.............................  15,798,303                            13,792,957
Other liabilities...........................     457,380                               507,976
Shareholders' equity........................   7,733,898                             6,478,833
                                             -----------                           -----------
Total....................................... $83,959,439                           $76,603,235
                                             ===========                           ===========

SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread........................                              4.02%                                   3.84%
                                                                          ====                                   =====
Excess of total earning assets over
     total interest-bearing liabilities..... $18,589,120                           $15,669,505
                                             ===========                           ===========
Net yield on interest-earning assets........                $1,913,578    4.89%                   $1,653,914      4.79%
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

ASSETS:                                       VOLUME          RATE           RATE          TOTAL
-------                                      ---------      ----------     --------      ---------
Loans:
        Commercial ......................... $ 11,340      $(15,092)       $  (834)      $ (4,586)
        Mortgage............................   96,852       (50,035)        (6,329)        40,488

        Installment ........................   52,171        (4,924)        (2,339)        44,908
        Other ..............................    2,680        25,933          1,207         29,820
                                             --------      --------        -------       --------
               Total loans .................  163,043       (44,118)        (8,295)       110,630
Investment securities ......................     (599)          545             (1)           (55)
Federal funds sold .........................  (78,044)          376           (890)       (78,558)
                                             --------      --------        -------       --------
Total interest income ......................   84,400       (43,197)        (9,186)        32,017
                                             --------      --------        -------       --------

LIABILITIES:
------------
Interest-bearing deposits:
        NOW accounts .......................    9,436        (5,459)        (1,561)         2,416
        Money market accounts ..............   (5,850)       11,491         (1,010)         4,631
        Savings deposits ...................    7,149          (843)          (263)         6,043
        Time deposits:
               Under $100,000 ..............  (57,430)       (7,710)           539        (64,601)
               $100,000 and over............      301        (2,346)           (26)        (2,071)
                                             --------      --------        -------       --------
        Total interest-bearing deposits ....  (46,394)       (4,867)        (2,321)       (53,582)
Securities sold under agreements
        to repurchase.......................    2,810        (5,695)        (1,235)        (4,120)
                                             --------      --------        -------       --------
Total interest expense......................  (43,584)      (10,562)        (3,556)       (57,702)
                                             --------      --------        -------       --------
Net interest income......................... $127,984      $(32,635)       $(5,630)      $ 89,719
                                             ========      ========        =======       ========


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

Overview

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities. In June 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with the Year 2000 issues. The FDIC has also implemented a plan to require compliance with Year 2000 issues and regularly reviews our progress. In accordance with FFIEC and FDIC recommendations, South Florida Bank has implemented a five-phase approach to address the Year 2000 problem.

Our State of Readiness

In accordance with FDIC guidelines, we have developed a five phase comprehensive plan which we believe will result in timely and adequate modifications of our systems and technology to address our Year 2000 issues, which contemplates all system conversions and testing to be substantially completed by December 31, 1999. We have completed a top down assessment of our mission-critical and other systems for Year 2000 compliance and are currently in the third and fourth of five phases of compliance, "renovation and validation", as defined by the FFIEC. We have tested our non-information technology systems, such as environmental and alarm systems, and found them to be Year 2000 compliant.

To determine the readiness of our customers, we have sent a questionnaire to, and received responses from, our significant borrowers to determine the extent of risk created by any failure by them to remediate their own Year 2000 issues. Our strategic plan provides, if necessary, a Year 2000 contingency reserve of not less than $10,000 for borrowers with high Year 2000 risks. We will re-assess each significant borrowing customer's risk on a regular basis.

To determine the readiness of our vendors, we have sent out a letter to each significant vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that we have determined to not have a material impact on the Bank's operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that we have determined to be significant, including mission critical vendors, we will follow up on a regular basis through 1999. These vendors have advised that they expect to be Year 2000 compliant before December 31, 1999. If those vendors do not demonstrate compliance by a certain date, we will seek other alternatives, which may include seeking replacement vendors.

Our Costs and Risks

Most of our computer hardware and software applications were modified or replaced in order to both upgrade our existing systems and maintain functionality as the Year 2000 approaches. We have spent approximately $200,000 as of September 30, 1998 to address our Year 2000 issues and upgrade our systems in general. Although additional costs will be incurred in preparation for the Year 2000, we do not expect them to materially impact our results of operations in any one reporting period.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures we undertake, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who receive data from us, or whose financial condition or operational capability is important to us, such as suppliers or customers. At worst, our customers and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. We may also be required to replace non-compliant vendors with more expensive Year 2000-compliant vendors. At this time we cannot determine the financial effect on us if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

Our Contingency Plans

We have created a contingency plan that would take effect should there be circumstances preventing timely implementation. We intend to review mission critical systems again by the end of the second quarter of 1999, and if such systems have not become Year 2000 compliant, we will retain a new vendor to resolve these issues. We have also identified alternate procedures to achieve a successful resumption of business in case of mission critical system failures, including manual systems and supplemental power capability.

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


                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     --------------------------------------




Date:  February 2, 1999             By:  /s/ William P. Valenti
       ----------------                ---------------------------------------
                                             William P. Valenti,
                                             President and Chief Executive
                                             Officer (Principal financial
                                             officer)




Date:  February 2, 1999             By:  /s/ Jim Booth
       ----------------                ---------------------------------------
                                             Jim Booth,
                                             Vice President and Controller
                                             (Principal accounting officer)