Form 10KSB40
period 1998-12-31
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1999-03-29
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year was $7,224,031

         The aggregate market value of the Common Stock held by non-affiliates of the issuer is $11,287,101, based on the price at which shares of common stock were sold on August 21, 1998.

         As of March 12, 1999, there were issued and outstanding 1,265,350 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the 1998 Annual Report to Shareholders for the year ended December 31, 1998 are incorporated into Part II, Items 5 through 8 of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   .....................................................................1

Item 1.      Business.........................................................1
             General..........................................................1
             Fifth Third Affiliation Agreement................................1
             Deposits.........................................................2
             Loan Portfolio...................................................2
             Investments......................................................3
             Correspondent Banking............................................4
             Data Processing..................................................4
             Effect of Governmental Policies..................................4
             Interest and Usury...............................................4
             Supervision and Regulation.......................................5
             Industry Restructuring..........................................11
             Competition.....................................................11
             Employees.......................................................12
             Statistical Profile and Other Financial Data....................12

Item 2.      Properties......................................................12

Item 3.      Legal Proceedings...............................................12

Item 4.      Submission of Matters to a Vote of Security Holders.............12

PART II  ....................................................................14

Item 5.      Market for the Registrant's Common Equity and
                      Related Stockholder Matters............................14

Item 6.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................14

Item 7.      Financial Statements............................................14

Item 8.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.................14

PART III ....................................................................15

                                                                           Page
                                                                           ----
Item 9.       Directors, Executive Officers, Promoters and
                        Control Persons; Compliance with Section 16(a)
                        of the Exchange Act..................................15
              Directors......................................................15
              Executive Officers.............................................17

Section 16(a) Reporting Requirements.........................................18

Item 10.      Executive Compensation.........................................18
              Information About the Board of Directors and Its Committees....18
              Executive Compensation and Benefits............................19
              Information on Benefit Plans and Policies......................19

Item 11.      Security Ownership of Certain Beneficial Owners and
                        Management...........................................22

Item 12.      Certain Relationships and Related Transactions.................23

Item 13.      Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K.............................................23

SIGNATURES...................................................................26

EXHIBIT INDEX................................................................28

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         South Florida Bank Holding Corporation ("Holding Corporation") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Holding Corporation was incorporated under the laws of the State of Florida on September 14, 1990. On January 30, 1991, the Holding Corporation acquired all of the outstanding shares of common stock of South Florida Bank ("Bank"), following Bank shareholder approval at a special meeting held on December 19, 1990. As a bank holding company, the Holding Corporation is a legal entity separate and distinct from the Bank. At December 31, 1998, the Holding Corporation, its subsidiary Bank, and the Bank's two wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") had consolidated total assets of $90.2 million, total deposits of $77.0 million, and shareholders' equity of $9.3 million. The Holding Company's operating revenue and net income are derived solely from the Bank through dividends and management fees.

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

FIFTH THIRD AFFILIATION AGREEMENT

         The Holding Corporation entered into an Affiliation Agreement with Fifth Third Bancorp ("Fifth Third") on October 22, 1998 which provides for the merger of the Holding Corporation into Fifth Third and the merger of the Bank into Fifth Third Bank, Florida (the "Merger"). If the Merger is closed, holders of Holding Corporation Common Stock will be entitled to receive .34800 of a share of Fifth Third common stock for each share of Holding Corporation Common Stock presently owned, except to the extent that a shareholder exercises dissenters' rights. Fifth Third will not issue any fractional shares in the Merger. Rather, holders of Holding Corporation Common Stock will receive cash for any fractional share of Fifth Third common stock based on the last trading price of Fifth Third common stock on the date on which the Merger closes. Consummation of the Merger is subject to a number of conditions, including the receipt of prior approval from the bank regulatory agencies and approval of the Merger by the holders of Holding Corporation Common Stock.

DEPOSITS

         The Bank's deposit services include business and individual checking accounts, savings accounts, NOW accounts and certificates of deposit. It is the Bank's policy to monitor its competition in order to keep the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up 6.72% of the Bank's total deposits at December 31, 1998 as compared to 8.48% at December 31, 1997. The majority of the deposits of the Bank are generated from Lee County. The Bank does not accept brokered deposits. At December 31, 1998, the Bank had $116,000 of public fund deposits, while as of December 31, 1997, the Bank had 225,000 of public fund deposits. At December 31, 1998 and 1997, no single depositor accounted for more than 3% of the Bank's total deposits. Management does not believe the Bank is dependent on a single deposit customer or group of customers concentrated in a particular industry, whose loss or insolvency would have a material adverse effect on the Bank's operations.

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

LOAN PORTFOLIO

         The Bank's loans are concentrated in three major areas: commercial loans, real estate loans, and installment loans. Approximately 15.21% of the Bank's total loan portfolio at December 31, 1998, consisted of commercial loans as compared to 18.69% at December 31, 1997. The majority of the Bank's loans are made on a secured basis. At December 31, 1998 and 1997, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such date loans collateralized with mortgages on real estate represented 67.60% and 65.32%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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

         The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit. Management of the Bank has established correspondent relationships with the Independent Bankers' Bank of Florida, NationsBank, Fifth Third Bank and Compass Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in non-interest bearing accounts. Such compensating balances are not deemed significant to the Bank's operations.

DATA PROCESSING

         The Bank outsources its data and item processing through service bureaus that provide data processing services, including an automated general ledger, deposit accounting, and commercial, mortgage and installment lending data processing, as well as item processing. For information regarding the Bank's Year 2000 compliance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Holding Corporation's 1998 Annual Report to Shareholders and incorporated into this Report under Item 7 of Part II.

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

         Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low-and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

         Capital Requirements. Regulatory agencies have approved guidelines to implement a risk-based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These guidelines define capital as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of shareholders' equity, while Tier 2 capital is comprised of certain debt instruments and a portion of the allowance for loan losses. The Bank is required to have a Tier 1 capital ratio of 4% and a total risk-based capital ratio (Tier 1 plus Tier 2) of 8%. At December 31, 1998, the Bank's Tier 1 and total risk-based capital ratios were 16.19% and 17.45%, respectively.

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

         The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1998, the Bank had a total risk-based capital ratio of 17.45%, a Tier 1 risk-based capital ratio of 16.19%, and a leverage ratio of 10.00%.

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

         Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1995 provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidation of existing bank subsidiaries in different states also is permissible. The Florida legislature also has enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.

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

EMPLOYEES

         As of December 31, 1998, the Company had 37 full-time employees and four part-time employees. The employees are not represented by a collective bargaining unit. The Company believes that its employee relations are excellent.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

         Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Holding Corporation's 1998 Annual Report to Shareholders and incorporated in this report under Item 7 of Part II, for statistical and financial data providing a review of the Company's business activities.

ITEM 2.       PROPERTIES

      The Bank's main office is located at 2017 McGregor Boulevard, in the downtown area of the City of Fort Myers, Florida. The property is an older two-story building of approximately 6,500 square feet, which is owned by the Bank. The Bank also leases space adjacent to the main office until 1999.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Holding Corporation security holders during the fourth quarter of the year ended December 31, 1998.

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

ITEM 7.       FINANCIAL STATEMENTS

      The following financial statements and the supplementary financial information included in the 1998 Annual Report to Shareholders are incorporated herein by reference:

         1. The consolidated financial statements, together with the report thereon of Brewer, Beemer, Kuehnhackl & Koon, P.A. dated January 29, 1999.

         2. Management's Discussion and Analysis of Financial Condition and Results of Operations and related statistical information.

      With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         The following table sets forth the name of each director of the Holding Corporation; a description of his or her position and offices with the Holding Corporation other than as a director, if any; a brief description of his or her principal occupation and business experience during at least the last five years; and certain other information including the director's age and the number of shares of Holding Corporation Common Stock beneficially owned by the director on March 12, 1999. Each of the following individuals is also serving as a director of the Bank (collectively, the "Company").

                                                                                 AMOUNT, PERCENTAGE
                                                                                    AND NATURE OF
                                                                                BENEFICIAL OWNERSHIP
DIRECTOR AND YEAR                     INFORMATION ABOUT                        OF HOLDING CORPORATION
  FIRST ELECTED                            DIRECTOR                                COMMON STOCK (1)
-------------------                 ---------------------                      -----------------------
                                            CLASS III
                                TERM EXPIRES ANNUAL MEETING 1999

James T. Humphrey, Jr.          Mr. Humphrey has been a partner                        31,500 (2)
1990                            in the law firm of Humphrey & Knott,                   (2.5%)
                                P.A. in Fort Myers since 1982.  Mr.
                                Humphrey is 58.


George T. Mann, Jr.             Mr. Mann is President of George T. Mann                4,750 (3)
1996                            General Contractor, Inc. since 1985. He                (.38%)
                                served on the Board of Directors of First
                                Federal Savings & Loan Association of
                                Fort Myers and, subsequently, Society/First
                                Federal from 1980 through 1996.  Mr.
                                Mann is 59.

Wallace M. Tinsley              Mr. Tinsley is presently retired.                      39,166 (4)
1990                            From 1984 to 1988, he served as                        (3.1%)
                                President of Fort Myers Auto Parts.
                                Mr. Tinsley is 68.

                                     CLASS I
                        TERM EXPIRES ANNUAL MEETING 2000

Ronald D. Focht                 Mr. Focht is President and owner of                    51,192 (5)
1993                            United Welding and Machine Company                     (4.0%)
                                since 1976.  Mr. Focht is 53.

Robert Ernest Hendry            Dr. Hendry has been engaged                            45,420 (6)
1990                            in private practice as a dentist                       (3.6%)
                                in Fort Myers since 1962.  Dr.
                                Hendry has served as Chairman
                                of the Board of the Holding
                                Corporation since February
                                1991.  Dr. Hendry is 63.

                                    CLASS II
                        TERM EXPIRES ANNUAL MEETING 2001

Robert C. Adkins                Mr. Adkins has served as President                     46,350 (7)
1990                            and General Manager of Dixie Buick, Inc.                (3.7%)
                                in Fort Myers since 1961.
                                Mr. Adkins is 65.

Carole A. Green                 Ms. Green is a Florida State Legislator                1,610
1996                            for District 75.  She served on the Board              (.13%)
                                of Lee Memorial Health System from 1995
                                through 1998.  She also serves on The
                                Children's Hospital Development Board
                                and the Lee Memorial Foundation.  Ms. Green
                                is 47.

William P. Valenti              Mr. Valenti has over 30 years of banking               41,250 (8)
1992                            experience, including serving as President              (3.3%)
                                and Chief Executive Officer of the Holding
                                Corporation and the Bank since February 1992.
                                Mr. Valenti is 54.


 --------------------

(1) Information relating to beneficial ownership of Holding Corporation Common Stock by directors is based upon information furnished by each person using "beneficial ownership" concepts set forth in rules of the Securities and Exchange Commission under the Securities

         Exchange Act of 1934, as amended. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Accordingly, nominees and directors continuing in office are named as beneficial owners of shares as to which they may disclaim any beneficial interest. Except as otherwise indicated in the notes to this table, directors possessed sole voting and investment power as to all shares of Holding Corporation Common Stock set forth opposite their names.

(2) Includes 17,500 shares (as to which he shares voting power) owned by his law firm's profit sharing plan, 11,500 shares held jointly with his spouse, and 2,500 shares owned by his IRA.

(3)      Consists of shares held by him as trustee.

(4) Includes 24,258 shares owned individually by Mr. Tinsley, 14,508 shares owned by his spouse and 400 shares owned by his spouse's IRA.

(5)      Shares held jointly with spouse.

(6) Represents 33,400 shares held in Dr. Hendry's retirement trust and 12,020 shares owned individually by Dr. Hendry.

(7) Includes 25,550 shares owned individually by Mr. Adkins, 14,000 shares owned by his spouse, 5,000 shares owned by Dixie Buick, Inc., a corporation controlled by Mr. Adkins, and 1,800 shares held by his spouse in trust for minor children.

(8) Includes 3,250 shares which Mr. Valenti has the right to acquire pursuant to presently exercisable stock options, 33,850 shares held jointly with his spouse, 100 shares held jointly with his parent, 50 shares owned by his spouse, and 4,000 shares owned by his IRA.

EXECUTIVE OFFICERS

         The following lists the executive officers of the Holding Corporation, all positions held by them in the Holding Corporation, including the period each such position has been held, a brief account of their business experience during the past five years and certain other information including their ages. Executive officers are appointed annually at the organizational meeting of the Board of Directors, which follows the Holding Corporation annual meeting of shareholders, to serve until a successor has been duly elected and qualified or until his death, resignation, or removal from office. Information concerning directorships, committee assignments, minor positions and peripheral business interests has not been included.


                      SECTION 16(A) REPORTING REQUIREMENTS

         Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Holding Corporation, and persons who beneficially own more than 10% of Holding Corporation Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Holding Corporation with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, the Company believes that, during 1998, all filing requirements applicable to reporting persons were met.


ITEM 10.          EXECUTIVE COMPENSATION

INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES

         The Board of Directors of the Holding Corporation held 15 meetings during the year ended December 31, 1998. All of the directors attended at least 75% of the aggregate total number of meetings of the Board of Directors and meetings of the committees of the Board on which they serve. The Holding Corporation's Board of Directors presently has three committees. Certain information regarding the function of these standing committees, their membership, and the number of meetings held during 1998 follows:

         The entire Board of Directors serves as the Nominating Committee for the purpose of nominating persons to serve on the Board of Directors. While the committee will consider nominees recommended by shareholders, it has not actively solicited recommendations nor established any procedures for this purpose. The Board held one meeting in its capacity as the Nominating Committee during 1998.

         The Audit Committee reviews the annual audit, reports to the Board concerning the audit and makes recommendations for improvements, internal controls, or other items covered by the audit report. The Audit Committee also directs the activities of the internal audit function. Ms. Green and Messrs. Mann and Tinsley are the members of this committee. The committee held two meetings during 1998.

         The Compensation Committee reviews the Holding Corporation's total compensation and benefits program. It also makes recommendations to the Board concerning compensation and other arrangements for executive officers of the Holding Corporation as well as annual increases in compensation for all employees. The members of this committee are Messrs. Adkins and Focht and Dr. Hendry. The committee held two meetings during 1998.

         The Bank pays each outside director $700 per month ($900 per month to Dr. Hendry as Chairman).

EXECUTIVE COMPENSATION AND BENEFITS

         The following table sets forth all cash compensation for the Holding Corporation's Chief Executive Officer for services to the Company in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
--------------------------------------------------------------------------------------------------
                           Annual Compensation                      Awards                Payouts
--------------------------------------------------------------------------------------------------------------------
 Name
  and                                                   Other     Restricted
Principal                                              Annual       Stock      Options/     LTIP       All Other
Position                Year    Salary      Bonus                  Award(s)      SARs     Payouts    Compensation
Compensation                                                                                             (2)
--------------------------------------------------------------------------------------------------------------------
William P.              1998  $ 132,000    $ 32,650   $5,650 (1)    -0-          -0-        -0-       $  3,775
Valenti, President      1997  $ 119,664    $ 20,000   $5,400 (1)    -0-          -0-        -0-       $  4,187
and Chief Executive     1996  $ 110,800    $ 15,000   $5,400 (1)    -0-          -0-        -0-       $  3,645
Officer of the Bank

-----------------

(1)      Represents automobile allowance.
(2) Represents amounts contributed by the Bank to Mr. Valenti's account in the Section 401(k) Plan.


INFORMATION ON BENEFIT PLANS AND POLICIES

         Stock Option Plan. The Holding Corporation has an Officers' and Employees' Stock Option Plan for its officers and employees (the "Plan"). The purpose of the Plan is to advance the interests of the Company by affording to the Company's officers an opportunity to increase their proprietary interest in the continued growth and financial success of the Company. The Plan also reenforces the Company's efforts to retain and attract highly competent individuals upon whose judgment, initiative, leadership, and continued efforts, the future viability and success of the Company in large measure depends.

         Under the Plan, 100,000 shares of Holding Corporation Common Stock are reserved for issuance, subject to antidilution adjustments. Of this amount, as of March 12, 1999, options for 3,250 and 1,500 shares were issued to William P. Valenti and Harold S. Taylor, Jr., respectively, with the exercise price for 3,500 shares at $5.00 per share and with an exercise price of $10.50 for the remaining 1,250 shares. The balance of the shares are reserved for issuance to Company officers and employees as the Board of Directors in its discretion shall determine. The Plan provides that the option price must be paid in cash and in an amount equal to the greater of $5.00 or the fair market value of the stock on the date of grant.

         Under the Plan, the Board of Directors may elect to make awards of both incentive stock options intended to meet the requirements of certain sections of the Internal Revenue Code of 1986, as amended, from time to time, and nonqualified stock options which do not meet such requirements.

         During each of the first four years following the grant of an option under the Plan, 25% of the option granted may be exercised. If an option is not exercised in any one year, it may be exercised in a later year. Of the 3,250 options granted to Mr. Valenti, 1,500 are not subject to the foregoing limitations but are immediately exercisable, and the remaining options for 1,750 shares are subject to such limitations. Any options not exercised within 10 years from the date of grant shall expire. If a participant ceases to be employed by the Company because of disability or death, the participant (or his estate as the case may be) may exercise options which were exercisable upon such termination of employment for three months (in the case of disability or retirement) and six months (in the case of death) after such termination. If a participant ceases to be employed by the Company for any reason except death, disability or retirement, any option or options granted him under the Plan which have not been exercised shall be deemed cancelled. Upon any merger, combination, sale of substantially all of the assets of the Company, or a change of control of the Company (as defined in the Plan), all outstanding stock options become immediately exercisable, regardless of how many years have passed since the date of grant. No stock option may be transferred by an optionee otherwise then by will or the laws of descent and distribution, and such stock option is exercisable during the lifetime of the optionee, only by the optionee or a legal guardian or personal representative.

         The Plan is administered by a committee consisting of all members of the Board of Directors of the Holding Corporation who (at the time they exercised discretion in making decisions under the Plan) are not, and have not at any time for one year prior thereto been, eligible to receive an option under the Plan. The administrative committee determines, subject to the provisions of the Plan, which employees will receive options, the numbers of shares to be optioned to any employee, the date of grant of each option, and all other terms and conditions governing each option.

         The Board of Directors may at any time amend or terminate the Plan; however, without the approval of the shareholders of the Holding Corporation, the Board may not amend the Plan to increase the aggregate number of shares for which options may be granted (except as may be necessary to adjust for certain antidilution events) or alter the class of persons eligible to receive options under the Plan. No amendment or termination of the Plan may, without the consent of the optionee, adversely effect the rights of any options with respect to an option or the unexercised portion thereof.

         The following sets forth certain information regarding options outstanding to Mr. Valenti as of December 31, 1998:

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES


--------------------------------------------------------------------------------
                                                   NUMBER OF
                                                  SECURITIES         VALUE OF
                                                  UNDERLYING        UNEXERCISED
                         SHARES                   UNEXERCISED      IN-THE-MONEY
                        ACQUIRED                 OPTIONS/SARS      OPTIONS/SARS
                           ON         VALUE      AT FY-END (#)     AT FY-END($)
                        EXERCISE    REALIZED     EXERCISABLE/      EXERCISABLE/
       NAME               (#)         ($)       UNEXERCISABLE     UNEXERCISABLE
--------------------------------------------------------------------------------
William P. Valenti       32,750      211,503      1,500/1,750      $8,375/$8,625
--------------------------------------------------------------------------------

         Employment Agreement. The Holding Corporation has entered into an Employment Agreement with William P. Valenti (President and Chief Executive Officer of the Holding Corporation and the Bank). During 1998, a base annual salary of $132,000 was paid to Mr. Valenti. The agreement also includes provisions for an automobile allowance, a term life insurance policy in the amount of $500,000, and individual bonuses.

         The agreement terminates on June 30, 2001 and automatically renews for successive one-year terms thereafter, unless either the Board of Directors or the executive provides written notice to the other at least 30 days prior to the end of the existing term. The agreement is terminable by the Bank for "cause", as defined in the agreement at any time upon written notice to the executive. Generally, the agreement also provides that (i) upon disability, the executive is entitled to receive 66 2/3% of salary (during the initial exclusion period for coverage under disability insurance policies for which the Company has paid the premium); (ii) upon termination of the agreement for "cause", the executive is entitled to salary and accrued and unpaid bonus amounts up to the date of such termination; (iii) upon termination of the agreement without "cause", the executive is entitled to salary plus medical and life insurance benefits for a period of the greater of two years thereafter or until termination of the employment agreement; and (iv) upon the death of the executive, the executive's estate will be entitled to receive any accrued and unpaid salary at the date of death, any bonuses payable to the executive, and accrued but unused vacation time. The executive also will have been deemed to have been terminated without cause if there is a change in control (as defined in the agreement) and, following such change in control, there is a significant reduction in the authority of the executive, his title, or his compensation, or a termination of his employment (except for death, resignation, or disability). The employment agreement also provides for the issuance to the executive of the stock options discussed above under "Stock Option Plan."

         The employment agreement also contains a two-year non-competition clause which applies following termination of the executive's service because of resignation, retirement or termination of employment for "cause." The non-competition prohibition applies to Lee County, Florida. The employment agreement also contains provisions providing for non-solicitation of Bank employees for two years subsequent to the termination of the executive's service because of resignation, retirement or termination of employment for "cause", and also contains confidentiality provisions.

         Profit Sharing Plan. The Bank has adopted a 401(k) Profit Sharing Plan. Employees are eligible to participate after meeting certain length of service requirements. Each year, participants may elect to defer up to 15% of compensation instead of receiving that amount in cash. The Bank may contribute a matching amount up to the 15% of compensation amount. Amounts deferred by participants are fully vested. Contributions by the Bank vest based on percentage amounts of 25% to 100% over two to five years of service.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 12, 1999, based on available information, all directors and officers of the Holding Corporation as a group (nine persons) beneficially owned 283,863 shares of Holding Corporation Common Stock which constituted 22.4% of the number of shares outstanding at that date. For additional information regarding the ownership of Holding Corporation Common Stock by Directors, see
Part III, Item 9 above.

         As of March 12, 1999, the only shareholders known to the Holding Corporation to be beneficial owners, as defined by rules of the Securities and Exchange Commission, of 5% or more of the outstanding shares of the Holding Corporation Common Stock were Mr. Andrew J. Nychyk and Ewing/Florida Bank Stock Fund, Limited Partnership. Beneficial ownership information with respect to those two shareholders has been set forth in the following table.

NAME AND ADDRESS                   AMOUNT AND NATURE OF        PERCENT
BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP       OF CLASS
----------------                   --------------------       --------
Andrew J. Nychyk                            92,441 (1)          7.3%
2606 Cortez Boulevard
Fort Myers, FL 33901

Ewing/Florida Bank Stock Fund,              75,000              5.9%
Limited Partnership
Post Office Box 568589
Orlando, Florida   32856-8589


(1) Includes 20,500 shares owned by his spouse, as to which shares he disclaims beneficial ownership.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank has entered into a ground lease with The Daniels & Metro Group, a Florida general partnership, for the property on which its Metro branch office is located. Messrs. Humphrey and Tinsley (directors of the Holding Corporation), along with their affiliates, owned or controlled as of March 12, 1999, an aggregate of approximately 14.27% of The Daniels & Metro Group. The property is being leased until August 31, 1999 at a monthly rental of $3,500, and may be terminated by either party upon four months' prior written notice to the other. The Bank believes that, based on an independent appraisal of the fair rental value of the property, the transaction is on terms no less favorable than which could have been obtained by the Bank from parties not affiliated with the Bank.

         The Bank has entered into a lease of office space owned by Mann Enterprises, of which George T. Mann, Jr. is a partner. The property is currently being leased for $1,909.62 per month. The lease, which expires April 30, 1999, has two renewal options for three years each. Mr. Mann is a director of both the Holding Corporation and the Bank.

         The law firm of Humphrey & Knott, P.A. serves as legal counsel for the Bank and received $28,960.00 of fees for legal services rendered during 1998. Mr. Humphrey, a senior member of the firm, is a director of both the Holding Corporation and the Bank.

         The Bank has outstanding loans to certain of its directors, executive officers, their associates and members of the immediate families of such directors and executive officers. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not affiliated with the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.


ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS

                  Report of Independent Certified Public Accountants

                  Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

                  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

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

                  10.1 Employment Agreement dated June 9, 1998 between South Florida Bank Holding Corporation and William P. Valenti. *

                  10.2 Employment Agreement dated July 1, 1998 between South Florida Bank Holding Corporation and Harold S. Taylor, Jr. *

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

                  10.6 Lease Agreement dated December 8, 1989 between Apex Properties and South Florida Bank regarding lease of branch banking office at 1500 Colonial Boulevard, Fort Myers, Florida (Incorporated by reference to
                           Exhibit 10.7 to the Registration Statement)

                  10.7 Letter dated August 18, 1997 relating to Daniels & Metro Parkway Lease Extension (Incorporated by reference to Exhibit 10.8 to the Holding Corporation's Form 10-K for its year ended December 31, 1997).

                  10.8 Lease Agreement dated July 31, 1992 between The Daniels & Metro Group and South Florida Bank regarding lease of branch banking office at the northeast corner of Metro Parkway, Lee County, Florida (Incorporated by reference to listing of Exhibits to the Holding Corporation's Form 10-K for its year ended December 31, 1992).

                  10.9 Lease Agreement dated April 25, 1990 by and between Mann Enterprises and the Bank (and amendment thereto dated June 27, 1997) (Incorporated by reference to
                           Exhibit 10.10 to the Holding Corporation's Form 10-KSB for its year ended December 31, 1996).

                  10.10 Lease for Branch Bank dated May 14, 1997 by and between Arthur K. Knudsen, Jr. and Christie K. Knudsen and the Bank regarding lease of real property at 15280 McGregor Boulevard, Fort Myers, Florida (Incorporated by reference to Exhibit 10.11 to the Holding Corporation's Form 10-K for its year ended December 31, 1997).

                  13.1     South Florida Bank Holding Corporation 1998 Annual
                           Report

                  21.1     Subsidiaries of the Registrant.

                  27       Financial Data Schedule (for SEC use only)

      (b)  REPORTS ON FORM 8-K

           No Current Reports on Form 8-K were filed by the Holding Corporation during the last fiscal quarter covered by this report.

-----------------------
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Myers, State of Florida, on the 17th day of March, 1999.

                                    SOUTH FLORIDA BANK HOLDING CORPORATION

                                    By:  /s/ William P. Valenti
                                         ----------------------------------
                                         William P. Valenti, President and
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17th, 1999.

      Signature                       Title
      ---------                       -----

 /s/ Robert Ernest Hendry             Chairman of the Board
-----------------------------
Robert Ernest Hendry


 /s/ William P. Valenti               President and Chief Executive Officer and
-----------------------------         Director (Principal financial officer)
William P. Valenti


 /s/ Robert C. Adkins                 Director
-----------------------------
Robert C. Adkins


 /s/ Ronald D. Focht                  Director
-----------------------------
Ronald D.Focht


 /s/ Carole A. Green                  Director
-----------------------------
Carole A. Green


 /s/ James T. Humphrey, Jr.           Director
-----------------------------
James T. Humphrey, Jr.


 /s/ George T. Mann, Jr.              Director
-----------------------------
George T. Mann, Jr.


 /s/ Wallace M. Tinsley               Director
-----------------------------
Wallace M. Tinsley


 /s/ Jim Booth                        Vice President and Controller
-----------------------------         (Principal accounting officer)
Jim Booth

                     South Florida Bank Holding Corporation
                                   Form 10-KSB
                    For Fiscal Year Ending December 31, 1998

                                  EXHIBIT INDEX

Exhibit                                                             Page
  No.                             Exhibit                           No.
-------          -------------------------------------------        ----

10.1             Employment Agreement dated June 9, 1998
                 between South Florida Bank Holding
                 Corporation and William P. Valenti.

10.2             Employment Agreement dated July 1, 1998
                 between South Florida Bank Holding
                 Corporation and Harold S. Taylor, Jr.

13.1             South Florida Bank Holding Corporation 1998
                 Annual Report

21.1             Subsidiaries of the Registrant

27               Financial Data Schedule (for SEC use only)