Form 10QSB
period 1999-03-31
SOUTH FLORIDA BANK HOLDING CORPORATION
filed 1999-05-11
CIK 869063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of May 10, 1999, there were outstanding 1,265,350 shares of the Registrant's Common Stock.

                     SOUTH FLORIDA BANK HOLDING CORPORATION

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX



                                                                                                   PAGE
                                                                                                    NO.
                                                                                                   ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):
      a)    Consolidated Statements of Financial
                        Condition - March 31, 1999 and December 31, 1998 ............................  3

      b)    Consolidated Statements of Income and Comprehensive Income -
                        Three Months Ended March 31, 1999 and 1998...................................  4

      c)    Consolidated Statements of Cash Flows -
                        Three Months Ended March 31, 1999 and 1998...................................  5

      d)    Unaudited Notes to Consolidated Financial Statements.....................................  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................................  8

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K......................................................... 16

SIGNATURES........................................................................................... 17


                     SOUTH FLORIDA BANK HOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    MARCH 31,           DECEMBER 31,
                                                                      1999                  1998
                                                                   -----------          ------------

ASSETS
Cash and due from banks..................................          $ 3,496,716          $ 6,098,905
Federal funds sold.......................................           13,345,425            2,210,539
Investments available-for-sale...........................           17,425,371           21,489,269
Investments held-to-maturity (market value of
      $2,983,307 and $4,861,149).........................            2,959,417            4,835,962
Loans, net of allowance for loan losses of
      $888,424 and $889,076..............................           52,198,639           52,264,688
Accrued interest receivable..............................              390,961              509,791
Premises and equipment, net..............................            1,790,159            1,840,965
Other real estate owned..................................              148,000              156,000
Other assets.............................................              730,994              774,303
                                                                   -----------          -----------

      Total assets......................................           $92,485,682          $90,180,422
                                                                   ===========          ===========

LIABILITIES
Deposits:
      Demand deposits...................................           $20,528,805          $17,905,376
      NOW accounts......................................            13,295,274           14,431,425
      Money market accounts.............................            12,281,131           11,315,901
      Savings deposits..................................             4,478,921            4,742,188
      Time deposits under $100,000......................            22,659,046           23,451,433
      Time deposits $100,000 and over...................             5,090,029            5,178,991
                                                                   -----------          -----------
            Total deposits..............................            78,333,206           77,025,314
Securities sold under agreements to repurchase..........             4,311,746            3,136,907
Accrued interest payable................................               308,012              361,265
Other liabilities.......................................               130,893              313,367
                                                                   -----------          -----------

      Total liabilities.................................            83,083,857           80,836,853
                                                                   -----------          -----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares
      authorized, 1,265,350 shares issued and
      outstanding.......................................                12,654               12,654
Additional paid-in capital..............................            10,639,771           10,639,771
Net unrealized securities gains.........................              (107,172)              21,828
Retained deficit........................................            (1,143,428)          (1,330,684)
                                                                   -----------          -----------

      Total shareholders' equity........................             9,401,825            9,343,569
                                                                   -----------          -----------

      Total liabilities and shareholders' equity........           $92,485,682          $90,180,422
                                                                   ===========          ===========





     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      1999                 1998
                                                                   -----------          ----------

INTEREST AND FEE INCOME FROM EARNING ASSETS:
Loans...................................................           $1,095,784           $1,122,800
Federal funds sold......................................               59,394               58,902
Investment securities...................................              381,833              353,325
                                                                   ----------           ----------
      Total interest income.............................            1,537,011            1,535,027
                                                                   ----------           ----------

INTEREST EXPENSE:
Deposits:
      NOW accounts......................................               30,526               37,208
      Money market accounts.............................               83,781               57,483
      Savings deposits..................................               16,601               21,218
      Time deposits under $100,000......................              307,854              391,773
      Time deposits $100,000 and over...................               64,848               80,352
Other...................................................               28,714                9,027
                                                                   ----------           ----------
      Total interest expense............................              532,324              597,061
                                                                   ----------           ----------
NET INTEREST INCOME.....................................            1,004,687              937,966
PROVISION FOR LOAN LOSSES...............................                   --                   --
                                                                   ----------           ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1,004,687              937,966
                                                                   ----------           ----------
NON-INTEREST INCOME:
Service charge income...................................              130,741              133,864
Other...................................................               19,936               20,984
                                                                   ----------           ----------
      Total non-interest income.........................              150,677              154,848
                                                                   ----------           ----------
NON-INTEREST EXPENSES:
Personnel expense.......................................              362,753              331,633
Occupancy expense.......................................              152,308              147,917
Data and item processing................................               84,874               52,155
Legal expenses..........................................               41,352               13,512
Advertising.............................................               18,788               33,393
Supplies................................................               14,623               18,235
Loan collection expenses................................                1,364               26,980
Other...................................................              164,786              150,601
                                                                   ----------           ----------
      Total non-interest expenses.......................              840,848              774,426
                                                                   ----------           ----------

INCOME BEFORE INCOME TAXES..............................              314,516              318,388
PROVISION (BENEFIT) FOR INCOME TAXES....................              127,260              (60,000)
                                                                   ----------           ----------
NET INCOME..............................................              187,256              378,388

Net unrealized securities gains (losses)................             (129,000)               6,713
                                                                   ----------           ----------
COMPREHENSIVE INCOME....................................           $   58,256           $  385,101
                                                                   ==========           ==========

NET INCOME PER SHARE:
      Basic.............................................           $      .15           $      .31
                                                                   ==========           ==========
      Diluted...........................................           $      .15           $      .30
                                                                   ==========           ==========

Weighted average number of common shares................            1,265,350           $1,210,975
                                                                   ==========           ==========



     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      1999                  1998
                                                                  ------------          ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Interest received.......................................          $ 1,655,841           $ 1,680,625
Non-interest income.....................................              150,677               154,848
Interest paid...........................................             (585,577)             (664,978)
Personnel expenses......................................             (362,753)             (331,633)
Other operating expenditures............................             (349,718)             (413,340)
                                                                  -----------           -----------
Net cash provided by operating activities...............              508,470               425,522
                                                                  -----------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Investments available-for-sale:
      Purchases.........................................                   --            (1,994,375)
      Maturities........................................            3,848,509             5,095,952
Investments held-to-maturity:
      Purchases.........................................                   --              (503,750)
      Maturities........................................            1,873,588             1,292,947
Proceeds from the sales of other real estate owned......                6,420               107,303
Decrease (increase) in loans............................               66,049            (2,683,639)
Increase in premises and equipment......................                   --              (635,766)
                                                                  -----------           -----------
Net cash provided by investing activities...............            5,794,566               678,672
                                                                  -----------           -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Increase (Decrease) in:
      Demand deposits...................................            2,623,429             2,945,651
      NOW accounts......................................           (1,136,151)             (486,469)
      Money market accounts.............................              965,230             1,146,308
      Savings deposits..................................             (263,267)              634,970
      Time deposits.....................................             (881,349)           (2,642,289)
Securities sold under agreements to repurchase..........            1,174,839               155,805
Dividends paid..........................................             (253,070)             (242,195)
                                                                  -----------           -----------
Net cash provided by financing activities...............            2,229,661             1,511,781
                                                                  -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............            8,532,697             2,615,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........            8,309,444             6,999,112
                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............          $16,842,141           $ 9,615,087
                                                                  ===========           ===========





     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

   Reconciliation of net income to net cash provided by operating activities

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------
                                                                      1999                  1998
                                                                   ---------             ---------

Net income..............................................           $ 187,256              $378,388

Adjustments:
      Depreciation and amortization.....................              61,089                45,853
      Provision (benefit) for income taxes..............             127,260               (60,000)
      Gain on sale of other real estate owned...........               1,580                    --
      Decrease (increase) in:
            Accrued interest receivable.................             118,830               145,598
            Other assets................................              (4,888)               (3,923)
      Increase (decrease) in:
            Accrued interest payable....................             (53,253)              (67,917)
            Other liabilities...........................              70,596               (12,477)
                                                                   ---------              --------

Net cash provided by operating activities...............           $ 508,470              $425,522
                                                                   =========              ========

Supplemental schedule of non-cash activities:
      Loans transferred to other real estate owned......           $      --              $111,788

      Net unrealized securities gains (losses)..........            (129,000)                6,713



     The accompanying Unaudited Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     SOUTH FLORIDA BANK HOLDING CORPORATION
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of South Florida Bank Holding Corporation (the "Holding Corporation"), South Florida Bank (the "Bank"), New Town Properties, Inc., and Valu Prop, Inc. (collectively, the "Company") after elimination of all material intercompany balances and transactions. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Net Income Per Share

         For the three months ended March 31, 1999 and 1998, the reconciliations of the denominators of the basic and diluted per-share computations were as follows:

                                                                      1999                  1998
                                                                   ---------             ---------

Common shares...........................................           1,265,350             1,210,975
Stock options...........................................               4,421                30,858
                                                                   ---------             ---------
Diluted shares..........................................           1,269,771             1,241,833
                                                                   =========             =========


NOTE B - INVESTMENTS AVAILABLE-FOR-SALE AND INVESTMENTS HELD-TO-MATURITY

         At March 31, 1999 and December 31, 1998, the carrying value, gross unrealized gains and losses, and estimated market value of investments available-for-sale and investments held-to-maturity were as follows:

                                                                     GROSS             GROSS             CARRYING
                                                  AMORTIZED        UNREALIZED        UNREALIZED           VALUE
                                                    COST             GAINS             LOSSES          (FAIR VALUE)
                                                ------------       ----------        ----------        ------------

INVESTMENTS AVAILABLE-FOR-SALE:
1999
----
U.S. Agency obligations due:
      After one year through five years....     $ 4,999,718         $ 6,875          $ (34,248)         $ 4,972,345
      After five years through ten years...       2,033,715           1,053             (6,735)           2,028,033
      After ten years......................      10,564,795              --           (139,802)          10,424,993
                                                -----------         -------          ---------          -----------
      Total investments
            available-for-sale.............     $17,598,228         $ 7,928          $(180,785)         $17,425,371
                                                ===========         =======          =========          ===========

1998
----
U.S. Agency obligations due:
      After one year through five years....     $ 8,489,116         $19,650          $  (9,547)         $ 8,499,219
      After five years through ten years...       2,227,781              --            (21,679)           2,206,102
      After ten years......................      10,737,166          51,079             (4,297)          10,783,948
                                                -----------         -------          ---------          -----------
      Total investments
            available-for-sale.............     $21,454,063         $70,729          $ (35,523)         $21,489,269
                                                ===========         =======          =========          ===========



                                                  CARRYING
                                                    VALUE            GROSS             GROSS             ESTIMATED
                                                 (AMORTIZED        UNREALIZED        UNREALIZED            MARKET
                                                    COST)            GAINS             LOSSES              VALUE
                                                 ----------        ----------        ----------         -----------

INVESTMENTS HELD-TO-MATURITY:
1999
----
U.S. Agency obligations due:
      In one year or less..................      $  384,884         $ 1,579           $    --            $  386,463
      After one year through five years....       1,874,553          16,192                --             1,890,745
Collateralized mortgage obligations due
      after five years through ten years...         699,980           6,119                --               706,099
                                                 ----------         -------           -------            ----------
Total investments held-to-maturity.........      $2,959,417         $23,890           $    --            $2,983,307
                                                 ==========         =======           =======            ==========

1998
----
U.S. Agency obligations due:
      In one year or less..................      $  692,715         $    --           $  (657)           $  692,058
      After one year through five years....       2,918,280          26,176                --             2,944,456
      After five years through ten years...         503,230              --            (2,136)              501,094
Collateralized mortgage obligations due
      after five years through ten years...         721,737           1,804                --               723,541
                                                 ----------         -------           -------            ----------
Total investments held-to-maturity.........      $4,835,962         $27,980           $(2,793)           $4,861,149
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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

         South Florida Bank Holding Corporation's (the "Holding Corporation") total shareholders' equity was $9.4 million and $9.3 million as of March 31, 1999 and December 31, 1998, respectively. This increase was the result of 1999's net income of $187,000, offset by the $129,000 decrease in the net unrealized securities gains (losses) to March 31, 1999 from December 31, 1998. South Florida Bank's (the "Bank") total shareholder's equity was $9.0 million and $8.9 million as of March 31, 1999 and December 31, 1998, respectively. The increase in the Bank's shareholder's equity was the result of the Bank's net income of $208,000 and the $129,000 decrease in the net unrealized securities gains (losses) to March 31, 1999 from December 31, 1998.

         The Bank's total risk-based capital (total capital to risk-weighted assets), Tier 1 risk-based capital (Tier 1 capital to risk-weighted assets) and leverage (Tier 1 capital to total average assets during the three months ended as of the respective periods) ratios as compared to the ratios mandated by the FDIC were as follows:

                                                TOTAL               TIER 1
                                             RISK-BASED           RISK-BASED         LEVERAGE
                                           CAPITAL RATIO        CAPITAL RATIO         RATIO
                                           -------------        -------------        --------

Well capitalized per FDIC
     (minimum ratios).....................     10.00%                6.00%             5.00%
Bank: December 31, 1998...................     17.45                16.19             10.00
      March 31, 1999......................     17.67                16.42             10.24


PENDING ACQUISITION

         On October 22, 1998, the Holding Corporation entered into an Agreement with Fifth Third Bancorp pursuant to which Fifth Third Bancorp would acquire the Holding Corporation and the Bank. In the transaction, holders of Holding Corporation common stock would receive .348 shares of Fifth Third Bancorp common stock in exchange therefor. Consummation of the transaction is subject to a number of conditions, including the receipt of regulatory approval and approval of the agreement by the Holding Corporation shareholders. The Holding Corporation anticipates the transaction will close in June 1999.

FINANCIAL CONDITION

         Consolidated total assets of the Holding Corporation, the Bank, and the Bank's wholly-owned subsidiaries, New Town Properties, Inc. and Valu Prop, Inc. (collectively, the "Company") increased to $92.5 million as of March 31, 1999, from $90.2 million as of December 31, 1998, an increase of $2.3 million or 2.56%. The Bank's advertising campaign, coupled with an officer calling program, resulted in an increase in total assets and deposits. Earning assets, comprised of loans and the investment portfolio (which in turn is comprised of investments held-to-maturity, investments available-for-sale, and federal funds sold) increased, as discussed below, to $85.9 million as of March 31, 1999 from $80.8 million as of December 31, 1998, an increase of $5.1 million or 6.35%. Non-earning assets, comprised of cash and due from banks, premises and equipment, accrued interest receivable, other real estate owned and other assets, decreased to $6.6 million as of March 31, 1999 from $9.4 million as of December 31, 1998, a decrease of $2.8 million or 30.10%. The decrease was primarily due to a $2.6 million decrease in cash and due from banks during the period.

         Net loans decreased to $52.2 million as of March 31, 1999 from $52.3 million as of December 31, 1998, a decrease of $66,000 or .13%. Mortgage loans, which increased $469,000, were the primary components of outstanding loans. During the three months ended March 31, 1999 and 1998, the Bank originated $4.1 million and $4.9 million of loans and had loan repayments of $4.1 million and $2.2 million, respectively. Management's strategy is to lend to small-to-medium sized businesses.

         The investment portfolio increased to $33.7 million as of March 31, 1999 from $28.5 million as of December 31, 1998, an increase of $5.2 million or 18.20%. The proceeds from the increase in deposits and repurchase agreements were primarily used to fund the increase in investments.

         Cash and due from banks decreased to $3.5 million as of March 31, 1999 from $6.1 million as of December 31, 1998, or a decrease of $2.6 million or 42.67%. This decrease resulted primarily from the decrease in funds on deposit with other banks.

         Premises and equipment decreased to $1,790,000 as of March 31, 1999 from $1,841,000 as of December 31, 1998, a decrease of $51,000 or 2.76%. This decrease resulted primarily from depreciation expense during the three months ended March 31, 1999.

         Accrued interest receivable decreased to $391,000 as of March 31, 1999 from $510,000 as of December 31, 1998, a decrease of $119,000 or 23.31%. This decrease resulted primarily from interest payments received on investment securities during the three months ended March 31, 1999 which were accrued as receivable at December 31, 1998.

         Deposits increased to $78.3 million as of March 31, 1999 from $77.0 million as of December 31, 1998, an increase of $1.3 million or 1.70%. Core deposits increased to $73.2 million as of March 31, 1999 from $71.8 million as of December 31, 1998, an increase of $1.4 million or 1.94%. This increase in core deposits primarily reflected deposit accounts opened as a result of the advertising campaign and the officer calling program. As of March 31, 1999 and December 31, 1998, the ratio of net loans to deposits was 66.64% and 67.85%, respectively.

         The financial statements and accompanying notes included in this report are an integral part of this discussion and should be read in conjunction with it.

         For the three months ended March 31, 1999 and 1998, the Bank's average statements of financial condition, interest income and expense, and yields earned and rates paid were as follows:

                                                            AVERAGE BALANCES, INTEREST YIELDS AND RATES
                                                          1999                                      1998
                                           ----------------------------------       ------------------------------------
                                             Average                   Yield/         Average                     Yield/
                                             Balance       Interest     Rate          Balance        Interest      Rate
                                           -----------    ----------   ------       -----------    -----------    ------

ASSETS:
Loans:
     Commercial..........................  $ 7,953,447    $  181,688    9.26%       $ 9,264,581     $  219,449     9.61%
     Mortgage(a)                            36,454,259       724,685    8.06         33,462,373        729,880     8.85
     Installment.........................    5,963,794       123,561    8.04          4,872,793        110,091     9.16
     Other...............................    2,956,129        65,850    9.03          3,047,324         63,380     8.43
                                           -----------    ----------    ----        -----------     ----------     ----
Total loans, net of unearned income (b)..   53,327,629     1,095,784    8.33         50,647,071      1,122,800     8.99
Investment securities-all taxable........   24,101,900       381,833    6.34         23,305,321        353,325     6.06
Federal funds sold.......................    5,169,423        59,394    4.66          4,190,612         58,902     5.70
                                           -----------    ----------    ----        -----------     ----------     ----
Total earning assets (c).................   82,598,952    $1,537,011    7.55%        78,143,004     $1,535,027     7.97%
                                                          ==========    ====                        ==========     ====

Cash and due from banks..................    4,993,743                                3,118,985
Other assets.............................    3,141,072                                2,755,219
Allowance for loan losses................     (889,552)                                (910,938)
                                           -----------                              -----------

Total assets.............................  $89,844,215                              $83,106,270
                                           ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest bearing deposits:
     NOW accounts........................  $13,086,554    $   30,526    0.95%        10,788,155     $   37,208     1.40%
     Money market........................   12,444,126        88,871    2.90         10,354,865         60,919     2.39
     Savings.............................    4,591,275        16,601    1.47          3,888,826         21,218     2.21
     Time deposits under $100,000........   23,132,470       307,854    5.40         27,903,545        391,773     5.69
     Time deposits $100,000 and over.....    5,188,489        64,848    5.07          5,880,679         80,352     5.54
                                           -----------    ----------    ----        -----------     ----------     ----
Total interest-bearing deposits..........   58,442,914       508,700    3.53         58,816,070        591,470     4.08
Sweep accounts...........................    3,667,927        28,714    3.17          1,206,421          9,027     3.03
                                           -----------    ----------    ----        -----------     ----------     ----
Total interest-bearing liabilities.......   62,110,841    $  537,414    3.51%        60,022,491     $  600,497     4.06%
                                                          ==========    ====                        ==========     ====

Demand deposits..........................   18,266,538                               15,096,398
Other liabilities........................      413,258                                  602,673
Shareholders' equity.....................    9,053,578                                7,384,708
                                           -----------                              -----------
Total....................................  $82,844,215                              $83,106,270
                                           ===========                              ===========

SPREAD AND INTEREST DIFFERENTIAL:
Interest rate spread.....................                               4.04%                                      3.91%
                                                                        ====                                       ====
Excess of total earning assets over
     total interest-bearing liabilities..  $20,488,111                              $18,120,513
                                           ===========                              ===========
Net yield on interest-earning assets.....                 $  999,597    4.91%                       $  934,530     4.85%
                                                          ==========    ====                        ==========     ====


     (a) Interest income on mortgage loans includes loan fees recognized as income of $3,000 during each of the three months ended March 31, 1999 and 1998, respectively.
     (b)  Non-accrual loans were included in loans, net of unearned income.
     (c) The Company has made no loans or investments that qualify for tax-exempt treatment and, accordingly, has no tax exempt income.

LOAN PORTFOLIO

         The Bank's loan portfolio is primarily concentrated in commercial, mortgage, and installment loans. As of March 31, 1999 and December 31, 1998, the composition of the Bank's loan portfolio was as follows:


                                                              1999                            1998
                                                  -------------------------         -------------------------
                                                                      % OF                              % OF
                                                                      TOTAL                             TOTAL
                                                    AMOUNT            LOANS           AMOUNT            LOANS
                                                  -----------         -----         -----------         -----

Commercial......................................  $ 7,648,780         14.41%        $ 8,085,544         15.21%
Mortgage: (a)
     Construction...............................    1,211,209          2.28             823,817          1.55
     Non-construction...........................   35,190,531         66.29          35,109,188         66.05
Installment (b).................................    5,936,870         11.18           6,092,523         11.46
Other loans (c).................................    3,099,673          5.84           3,042,692          5.73
                                                  -----------         -----         -----------        ------

Total loans, net of unearned income.............   53,087,063        100.00%         53,153,764        100.00%
                                                                     ======                            ======
Allowance for loan losses.......................     (888,424)         1.67%           (889,076)         1.67%
                                                  -----------        ======         -----------        ======

Loans, net......................................  $52,198,639                       $52,264,688
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

ALLOWANCE FOR LOAN LOSSES

         As of March 31, 1999, the allowance for loan losses was $888,000 or 1.67% of total loans, net of unearned income, as compared to $889,000 or 1.67% as of December 31, 1998. For the three months ended March 31, 1999 and 1998, the Bank's loan loss experience and its provision for loan losses were as follows:


                                                                 1999           1998
                                                             -----------    -----------

Average loans outstanding..................................  $53,327,629    $50,647,071
                                                             ===========    ===========
Net loans at end of period.................................  $52,198,639    $51,415,689
                                                             ===========    ===========

Allowance for loan losses at beginning of period...........     $889,076       $882,034
Loans charged-off:
      Commercial...........................................          474            534
      Installment..........................................        4,504            683
      Other loans..........................................        2,607          1,758
                                                             -----------    -----------
Total loans charged-off....................................        7,585          2,975
                                                             -----------    -----------
Recoveries of loans previously charged-off:
      Commercial...........................................        1,180         40,213
      Mortgage.............................................        2,910          1,966
      Installment..........................................          193          4,149
      Other loans..........................................        2,650            567
                                                             -----------    -----------
Total recoveries...........................................        6,933         46,895
                                                             -----------    -----------
Net loan charge-offs (recoveries)..........................          652        (43,920)
Provision charged to expense...............................           --             --
                                                             -----------    -----------
Allowance for loan losses at end of period.................     $888,424       $925,954
                                                             ===========    ===========



                                                                 1999           1998
                                                             -----------    -----------

Ratio of net charge-offs during period
      to average net loans outstanding.....................      .001%          (.35)%
Allowance for loan losses as a percentage of loans,
      net of unearned income at end of period..............      1.67%          1.77%



         During 1999, three loans were charged-off, none of which exceeded $5,000, and there were twelve loans with recoveries, none of which exceeded $2,000.

         Non-performing assets increased to $977,000 as of March 31, 1999, as compared to $974,000 as of December 31, 1998, or an increase of $3,000 or .24%. The increase during 1999 resulted from an increase in non-accruing loans of $11,000 and sales of other real estate owned totaling $8,000. The ratio of non-performing loans as a percent of total loans, net of unearned income, was 1.56% and 1.54% as of March 31, 1999 and December 31, 1998, respectively. The allowance for loan losses as a percentage of non-performing loans was 107.21% and 108.64% as of March 31, 1999 and December 31, 1998, respectively. As of March 31, 1999 and December 31, 1998, the Bank's non-performing loans and repossessed assets were as follows:


                                                              1999                            1998
                                                  ----------------------------      -------------------------
                                                                      % OF                              % OF
                                                                      TOTAL                             TOTAL
                                                    AMOUNT            LOANS           AMOUNT            LOANS
                                                  -----------         -----         -----------         -----

Non-accruing loans:
     Under 90 days delinquent .................   $   20,305           .04%          $ 30,778            .06%
     90 or more days delinquent................      808,385          1.52            787,621           1.48
                                                  ----------          ----           --------           ----
Total non-accruing loans.......................   $  828,690          1.56%          $818,399           1.54%
                                                  ==========          ====           ========           ====

Total real estate owned........................   $  148,000                         $156,000
                                                  ----------                         --------
Total non-performing assets....................      976,690                          974,399
                                                  ==========                         ========

Loans delinquent and accruing:
     30 to 59 days.............................   $  364,541           .69%          $ 19,417            .04%
     60 to 89 days.............................       10,689           .02              7,150            .01
     Over 90 days..............................       15,303           .03                 --             --
                                                  ----------          ----           --------           ----
          Total                                   $  390,533           .74%          $ 26,567            .05%
                                                  ==========          ====           ========           ====

Total delinquencies 30 days and over...........   $1,219,223          2.30%          $844,966           1.59%
                                                  ==========          ====           ========           ====



         As of March 31, 1999 and December 31, 1998, the Bank did not have any troubled debt restructurings. As of March 31, 1999, $15,000 of loans were over 90 days delinquent and still accruing interest. Non-accruing loans totaled $829,000 as of March 31, 1999 as compared to $818,000 as of December 31, 1998, an increase of $11,000 or 1.26%. The largest non-accruing loan as of March 31, 1999 was an $580,000 first mortgage loan secured with commercial real estate. As of March 31, 1999, this loan was 200 days past due. The second largest non-accruing loan as of March 31, 1999 was a $106,000 first mortgage loan secured with commercial real estate. As of March 31, 1999, this loan was 191 days past due.

         Management continues to manage its non-performing assets to restore them to performing status when possible, or otherwise liquidate such assets in an orderly fashion to maximize the value of such assets to the Company. Although the Company is endeavoring to actively manage the risks in its loan portfolio, there is no assurance that the level of non-accrual loans and other real estate owned will not increase during 1999.

LIQUIDITY

         During the three months ended March 31, 1999 and 1998, investing activities provided $5.8 million and $679,000, respectively, of cash. During the three months ended March 31, 1999 and 1998, financing activities provided $2.2 million and $1.5 million, respectively, of cash. These activities primarily resulted from the Bank focusing its efforts on growth through an advertisement campaign and an officer calling campaign.

RESULTS OF OPERATIONS

SUMMARY

         The Company's net income was $187,256 for the three months ended March 31, 1999, or $.15 per basic share, as compared to $378,388 for the three months ended March 31, 1998, or $.31 per basic share. For the three months ended March 31, 1999 and 1998, the Company's performance ratios (annualized) were as follows:


                                                                 1999           1998
                                                             -----------    -----------

Return on average assets...................................      .83%           1.82%
Return on average equity...................................     8.27           20.50
Average equity to average assets................... .......    10.08            8.89


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

         The increase (decrease) during the three months ended March 31, 1999 from the three months ended March 31, 1998 in the Bank's interest income earned and interest expense paid resulting from changes in volumes of, rates earned or paid on, and the combined effect of changes in both volume and rate on, various categories of interest-earning assets and interest-bearing liabilities were as follows:

                                                                                              VOLUME/
                                                     VOLUME                RATE                RATE                TOTAL
                                                   ----------           ----------           ---------           ---------

ASSETS:
Loans:
      Commercial................................   $(125,952)           $ (31,672)           $119,863            $(37,761)
      Mortgage..................................     264,661             (262,279)             (7,577)             (5,195)
      Installment...............................      99,965              (37,043)            (49,452)             13,470
      Other.....................................      (7,692)              18,256              (8,094)              2,470
                                                   ---------            ---------            --------            --------
            Total loans.........................     230,982             (312,738)             54,740             (27,016)
Investment securities...........................      48,307               63,553             (83,352)             28,508
Federal funds sold..............................      55,796              (43,614)            (11,690)                492
                                                   ---------            ---------            --------            --------
Total interest income...........................     335,085             (292,799)            (40,302)              1,984
                                                   ---------            ---------            --------            --------


                                                                                              VOLUME/
                                                     VOLUME                RATE                RATE                TOTAL
                                                   ----------           ----------           ---------           ---------

LIABILITIES:
Interest-bearing deposits:
      NOW accounts..............................      32,149              (48,842)              10,011             (6,682)
      Money market accounts.....................      49,848               52,849              (74,745)            27,952
      Savings deposits..........................      15,544              (29,025)               8,864             (4,617)
      Time deposits:
            Under $100,000......................    (271,670)             (82,831)             270,582            (83,919)
            $100,000 and over...................     (38,357)             (27,792)              50,645            (15,504)
                                                   ---------            ---------            ---------           --------
      Total interest-bearing deposits...........    (212,486)            (135,641)             265,357            (82,770)
Securities sold under agreements
      to repurchase.............................      74,696                1,693              (56,702)            19,687
                                                   ---------            ---------            ---------           --------
Total interest expense..........................    (137,790)            (133,948)             208,655            (63,083)
                                                   ---------            ---------            ---------           --------

Net interest income.............................   $ 472,875            $(158,851)           $(248,957)          $ 65,067
                                                   =========            =========            =========           ========


         The Bank's net interest income increased to $1,005,000 during the three months ended March 31, 1999 from $938,000 during the three months ended March 31, 1998, an increase of $67,000 or 7.11%. The increase was primarily due to the increase in average interest-earning assets and average interest-bearing liabilities. The 20.57% volume increase in 1999 from 1998 in loan interest income was primarily attributable to the 5.03% increase in average loans. The 25.25% volume increase in 1999 from 1998 in investment interest income was primarily attributable to the 6.07% increase in average investments. The 22.95% volume decrease in 1999 from 1998 in interest expense was primarily attributable to a shift in the deposit mix from time deposits to NOW, money market and savings accounts. The yield on the loan portfolio decreased 66 basis points, while the yield on the investment portfolio increased 3 basis points. The interest rates paid on interest-bearing liabilities decreased 55 basis points. The result was an increase in the net interest margin to 4.91% during 1999 from 4.85% during 1998.

PROVISION FOR LOAN LOSSES

         The Bank made no provision for loan losses during the three months ended March 31, 1999 and 1998. Net loan charge-offs (recoveries) during the three months ended March 31, 1999 and 1998 were $652 and $(43,920), respectively. The amount provided for loan losses was based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. As of March 31, 1999 and December 31, 1998, the allowance for loan losses as a percentage of loans, net of unearned income was 1.67% for both periods and as a percentage of non-accrual loans was 107.21% and 108.64%, respectively.

NON-INTEREST INCOME

         Deposit service charge income decreased $3,000 or 2.33% to $131,000 (or .17% of average deposits) during the three months ended March 31, 1999, from $134,000 (or .18% of average deposits) during the three months ended March 31, 1998. This decrease primarily resulted from a decrease in the volume of overdraft charges.

NON-INTEREST EXPENSE

         Personnel expenses increased to $363,000 during the three months ended March 31, 1999 from $332,000 during the three months ended March 31, 1998, an increase of $31,000 or 9.38%. This increase primarily resulted from compensation increases for existing employees. The monthly average of full-time equivalent employees during the three months ended March 31, 1999 was 37.3 as compared to 36.4 employees during the three months ended March 31, 1998. As of March 31, 1999 and December 31, 1998, the Bank employed 35 and 37 full-time and 4 and 4 part-time employees, respectively.

         Data and item processing increased to $85,000 during the three months ended March 31, 1999 from $52,000 for the three months ended March 31, 1998, an increase of $33,000 or 62.73%. This increase is primarily the result of an increase in the Bank's customer deposit base.

         Legal expense increased to $41,000 during the three months ended March 31, 1999 from $14,000 during the three months ended March 31, 1998, an increase of $27,000 or 206.04%. This increase primarily resulted from an increase in legal expenses associated with the pending acquisition of the Bank.

         Advertising expense decreased to $19,000 during the three months ended March 31, 1999 from $33,000 during the three months ended March 31, 1998, a decrease of $14,000 or 43.74%. This decrease primarily resulted from an overall decrease in the cost of the advertising campaign.

         Loan collection expenses, excluding legal expenses but including real estate taxes, insurance, gains and losses on the sale of other real estate owned, and appraisal costs on real estate in foreclosure, decreased to $1,000 during the three months ended March 31, 1999 from $27,000 during the three months ended March 31, 1998, a decrease of $26,000 or 94.94%. This decrease primarily resulted from the decrease in other real estate owned.

         Other operating expenses increased to $165,000 during the three months ended March 31, 1999 from $151,000 during the three months ended March 31, 1998, an increase of $14,000 or 9.42%. This increase primarily resulted from the increased costs associated with the increase in the size of the Bank.

INCOME TAXES

         During the three months ended March 31, 1999, the Company had a provision for income taxes of $127,000 compared to a benefit for income taxes of $60,000 during the three months ended March 31, 1998. The income tax benefit resulted from recording deferred income tax assets resulting from the corresponding reduction in the valuation allowance associated with the Company's tax loss carry forward.

YEAR 2000 ISSUES

         Overview: The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and may impede normal business activities. In June 1996, the Federal Financial Institutions Examination Council ("FFIEC") alerted the banking industry of the serious challenges that would be encountered with the Year 2000 issue. The FDIC has also implemented a plan to require compliance with Year 2000 issues and regularly reviews the Bank's progress. In accordance with FFIEC and FDIC recommendations, the Bank has implemented a five-phase approach to address the Year 2000 problem.

         State of Readiness: In accordance with FDIC guidelines, the Bank has developed a five-phase comprehensive plan which it believes will result in timely and adequate modifications of its systems and technology to address its Year 2000 issues, which contemplates all system conversions and testing to be substantially completed by December 31, 1999. The Bank has completed an assessment of its mission-critical and other systems for Year 2000 compliance and is currently in the third and fourth of five phases of compliance ("renovation and validation"), as defined by the FFIEC. The Bank has tested its non-information technology systems, such as environmental and alarm systems, and found them to be Year 2000 compliant.

         To determine the readiness of its customers, the Bank has sent a questionnaire to, and received responses from, its significant borrowers to determine the extent of risk created by any failure by them to remediate their own Year 2000 issues. The Bank's strategic plan provides, if necessary, a Year 2000 contingency reserve of not less than $10,000 for borrowers with high Year 2000 risks. The Bank will reassess each significant borrowing customer's risk on a regular basis.

         To determine the readiness of its vendors, the Bank has sent out a letter to each significant vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that the Bank has determined to not have a material impact on its operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that the Bank has determined to be significant, including mission-critical vendors, the Bank plans to follow up on a regular basis through 1999. These vendors have advised that they expect to be Year 2000 compliant before December 31, 1999. If those vendors do not demonstrate compliance by a certain date, the Bank will seek other alternatives, which may include seeking replacement vendors.

         Costs and Risks: Most of the Bank's computer hardware and software applications were modified or replaced in order to both upgrade its existing systems and maintain functionality as the Year 2000 approaches. The Bank had spent approximately $214,000 as of March 31, 1999 to address its Year 2000 issues and upgrade its systems in general. Although additional costs will likely be incurred in preparation for the Year 2000, the Bank does not expect such costs to have a material impact on its financial condition or results of operations.

         Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Bank undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities who receive data from the Bank, or whose financial condition or operational capability is important to the Bank, such as suppliers or customers. At worst, the Bank's customers and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. The Bank may also be required to replace non-compliant vendors with more expensive Year 2000-compliant vendors. At this time, the Bank cannot determine the financial effect on its operations if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

         Contingency Plan: The Bank has created a contingency plan that would take effect should there be circumstances preventing timely implementation. The Bank intends to review mission-critical systems again by the end of the second quarter of 1999 and, if such systems have not become Year 2000 compliant, will retain a new vendor to resolve these issues. The Bank has also identified alternate procedures to achieve a successful resumption of business in case of mission-critical system failures, including manual systems and supplemental power capability.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS

    27 - Financial Data Schedule (for SEC use only).

REPORTS ON FORM 8-K

    During the three months ended March 31, 1999, the Company filed no reports on Form 8-K.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     SOUTH FLORIDA BANK HOLDING CORPORATION




Date: May 10, 1999                      By: /s/ William P. Valenti
     -------------                         -----------------------------------
                                                William P. Valenti, President
                                                and Chief Executive Officer
                                                (Principal executive officer
                                                and Principal financial officer)